Form 10QSB
period 1999-06-30
CATAWBA VALLEY BANCSHARES INC
filed 1999-08-13
CIK 1082471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the Transition period ended________________


                         COMMISSION FILE NUMBER 0-26551

                         CATAWBA VALLEY BANCSHARES, INC.

                  NORTH CAROLINA                              56-2137427

                    1039 SECOND STREET NE, HICKORY, NC 28601

                                 (828) 431-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO_____

As of July 31, 1999, 1,359,410 shares of the Registrant common stock, $1.00 par value, were outstanding. The Registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                      Page No.
PART 1.  FINANCIAL INFORMATION


ITEM 1 -    FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Financial Condition
                  June 30, 1999 and December 31, 1998.......................3

                  Consolidate Statements of Operations
                  Three Months and Six Months Ended June 30, 1999 and 1998..4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998...................5

                  Notes to Consolidated Financial Statements................6

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS....................................6

PART II.    OTHER INFORMATION...............................................10

                  Item 6.  Exhibits and Reports on Form 8-K.................11

PART 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         CATAWBA VALLEY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                        JUNE 30,             DECEMBER 31,
                                                                                          1999                   1998
                                                                                  ---------------------  ---------------------
                                                                                      (Unaudited)                (1)

                        ASSETS

Cash and due from banks                                                          $     1,234,719              $     911,275
Interest bearing bank deposits                                                         3,948,655                  8,174,944
Federal funds sold                                                                     3,809,350                  2,509,567
Time deposits with other financial institutions                                        2,475,978                  2,476,956
Securities available for sale                                                         12,878,393                  9,564,531
Securities held to maturity,market value of
  $2,081,166 in 1999 and $ 1,857,317 in 1998                                           2,099,713                  1,833,472
Federal Home Loan Bank and Bankers Bank Stock                                            333,725                    257,525
Loans                                                                                 71,816,975                 60,607,040
  Less allowance for loan losses                                                      (1,205,881)                (1,050,360)
                                                                                  ---------------             -------------
  Net loans                                                                           70,611,094                  59,556,680
Premises and equipment, net                                                            2,670,273                   1,950,087
Other assets                                                                           1,926,442                   2,432,965
                                                                                  ---------------              -------------
        Total assets                                                              $   101,988,342             $   89,668,002
                                                                                  ===============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                             $     5,147,292             $    4,269,142
  Money market and NOW accounts                                                        25,826,770                 22,880,065
  Savings                                                                               1,673,566                  1,203,456
  Time , $100,000 and over                                                             16,994,120                 13,150,539
  Other time                                                                           37,673,731                 33,317,847
                                                                                  ---------------              -------------
        Total deposits                                                                 87,315,479                 74,821,049
Other liabilities                                                                         106,392                    529,529
                                                                                  ---------------              -------------
        Total liabilities                                                              87,421,871                 75,350,578
                                                                                  ---------------              -------------
Stockholders' equity
  Common stock, $1 par value; 1,359,410 shares
      issued and outstanding                                                            1,359,410
  Common stock, $5 par value; 1,351,910 shares
      issued and outstanding                                                                                       6,759,550
  Additional paid-in capital                                                           12,444,573                  6,979,408
  Retained earnings                                                                     1,033,784                    573,868
  Accumulated other comprehensive income(loss)                                           (271,296)                     4,598
                                                                                  ---------------              -------------
        Total stockholders' equity                                                     14,566,471                 14,317,424
                                                                                  ---------------              -------------
        Total liabilities and stockholders' equity                                $   101,988,342             $   89,668,002
                                                                                  ===============              =============

(1) Derived from audited financial statements


    The accompanying notes are an integral part of the financial statements.







                         CATAWBA VALLEY BANCSHARES, INC.
                      COMSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,          JUNE 30,        JUNE 30,         JUNE 30,
                                                                       1999              1998            1999             1998
                                                                --------------    ----------------  ---------------  -------------
                                                                   (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)

              Interest income:
                Interest and fees on loans                        $1,585,928        $1,200,175      $3,053,375       $2,275,862
                Interest on securities including
                   mortgage backed                                   196,357           121,220         375,282          226,948
                Interest on federal funds sold                        29,013            35,658          52,334           69,467
                Interest on interest bearing bank
                   deposits                                           48,239            68,453          91,534          153,565
                Interest on time deposits with
                   other institutions                                 35,258            33,991          69,349           63,384
                                                                -------------   ---------------  --------------      ----------
              Total interest income                                1,894,795         1,459,497       3,641,874        2,789,226
                                                                -------------   ---------------  --------------      ----------

              Interest expense:
                Savings deposits                                     965,998           794,339       1,847,897        1,545,613
                                                                -------------   ---------------  --------------      ----------
              Total interest expense                                 965,998           794,339       1,847,897        1,545,613
                                                                -------------   ---------------  --------------       ----------
              Net interest income                                    928,797           665,158       1,793,977        1,243,613
              Provision for loan losses                               74,724            76,281         173,987          159,719
                                                                -------------   ---------------  --------------      ----------
              Net interest income after provision
                for loan losses                                      854,073           588,877       1,619,990        1,083,894
                                                                -------------   ---------------  --------------      ----------
              Noninterest income:
                Service charges on deposit accounts                   69,258            57,540         128,666          104,712
                Other                                                138,550           126,857         274,525          240,824
                                                                -------------   ---------------  --------------      ----------
              Total noninterest income                               207,808           184,397         403,191          345,536
                                                                -------------   ---------------  --------------      ----------
              Noninterest expense:
                Salaries, wages and employee benefits                316,081           226,010         613,915          422,634
                Occupancy                                             44,826            34,204          84,692           58,788
                Equipment                                             51,317            29,838          87,326           58,799
                Professional Fees                                     56,349            30,107          89,845           44,322
                Stationery, printing and supplies                     20,634            10,402          39,730           18,943
                Advertising and business promotion                    43,598            24,236          76,555           49,458
                Other                                                158,546           104,365         300,144          206,951
                                                               -------------   ---------------  --------------      -----------
              Total noninterest expense                              691,351           459,162       1,292,207          859,895
                                                               -------------   ---------------  --------------      -----------

              Income before income taxes                             370,530           314,112         730,974          569,535

              Provision for income taxes                             138,492           153,527         271,778          253,403
                                                               -------------   ---------------  --------------      -----------

              Net income                                            $232,038          $160,585        $459,196         $316,132
                                                               =============   ===============  ==============        =========

              Basic income per share                                   $0.17             $0.15           $0.34            $0.30
              Diluted income per share                                 $0.15             $0.14           $0.31            $0.28
                                                               =============   ===============  ==============        =========

              Weighted average common shares outstanding
                Basic                                              1,359,410         1,351,110       1,355,660        1,051,110
                Effect of stock options                              115,303            86,118         115,172           75,891
                                                               -------------   ---------------  --------------      -----------
                   Diluted                                         1,474,713         1,437,228       1,470,832        1,127,001
                                                               =============   ===============  ==============      ===========




                        CATAWBA VALLEY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)

                                                                                         JUNE 30,                JUNE 30,
                                                                                           1999                    1998
                                                                                   ---------------------   ---------------------

Cash flows from operating activities:
  Net income                                                                     $              459,196 $               316,132
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation & amortization                                                                 89,658                  61,130
     Issuance of stock options                                                                   65,025                       0
     Provision for loan losses                                                                  173,987                 159,719
     (Increase)decrease in other assets                                                        (506,524)                 27,321
     Increase(decrease) in other liabilities                                                   (423,137)                107,924
                                                                                   ---------------------   ---------------------
          Net cash provided by (used in) operating activities                                  (141,795)                672,226
                                                                                   ---------------------   ---------------------
Cash flows from investing activities:
  (Increase)decrease in time deposits with other financial institutions                             978                (995,990)
  Purchase of securities available for sale                                                  (6,075,000)             (3,272,827)
  Purchase of securities held to maturity                                                      (360,000)               (484,622)
  Collections and maturities of securities available for sale                                 3,314,687                 376,558
  Collections and maturities of securities held to maturity                                      93,759               1,478,450
  Proceeds from sale of securities available for sale
  Net increase in loans                                                                     (11,209,935)             (6,701,113)
  Purchases or premises and equipment                                                          (720,186)               (244,532)
                                                                                   ---------------------   ---------------------
          Net cash used in investing activities                                             (14,955,697)             (9,844,076)
                                                                                   ---------------------   ---------------------
Cash flows from financing activities:
  Net increase in deposit accounts                                                           12,494,430               7,500,053
  Proceeds from issuance of common stock
                                                                                   ---------------------   ---------------------
          Net cash provided by financing activites                                           12,494,430               7,500,053
                                                                                   ---------------------   ---------------------

          Net increase(decrease) in cash and cash equivalents                                (2,603,062)             (1,671,797)

Cash and cash equivalents, beginning of period                                               11,595,786              12,297,535
                                                                                   ---------------------   ---------------------
Cash and cash equivalents, end of period                                         $            8,992,724 $            10,625,738
                                                                                   =====================   =====================





The accompanying notes are an integral part of the financial statements.

                         CATAWBA VALLEY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the Financial Information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Financial information as of and for the three and six month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles. The Financial Statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and it's wholly-owned subsidiary, Catawba Valley Bank, (the "Bank"). Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that maybe expected for the fiscal year ending December 31, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Financial Statements filed as part of the Company's Registration Statement on Form S-4. This quarterly report should be read in conjunction with such Registration Statement.

NOTE B - FORMATION OF HOLDING COMPANY

Catawba Valley Bancshares, Inc. was formed as a Holding company for Catawba Valley Bank effective June 30, 1999.

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 1999 and 1998, total comprehensive income, consisting of Net income and unrealized securities gains and losses, Net of taxes, was $125,817 and $166,197 respectively. For the six months ended June 30, 1999 and 1998, total comprehensive income was $284,445, and $316,515, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

During the six months ended June 30, 1999, total assets increased $12.3 million 13.7% from $89.7 million to $102.0 million. Total loans outstanding increased $11.2 million or

18.50% for the same period. The growth in these areas was funded by a $12.5 million or 16.70% increase in deposits.

The Bank opened it's third full service branch during the first quarter of 1999. This, along with the active solicitation of loans and deposits the company performs, generated the positive results discussed above.

Total stockholders' equity increased $249,047 for the six month period ended June 30, 1999. The increase resulted principally from net income of $459,196 for the six months. At June 30, 1999 the Bank continued to exceed all applicable Regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

Net Income. Net income for the quarter ended June 30, 1999 was $232,038 or $.17 per share, as compared with net income of $160,585 or $.15 per share for the three months ended June 30, 1998, and increase of $71.435 or $.02 per share.

Net Interest Income. Net interest income for the quarter ended June 30, 1999 was $928,797 as compared with $665,158 during the quarter ended June 30, 1998, an increase of $263,639.

Provision for Loan Losses. The provision for loan losses was $74,724 and $76,281 for the quarters ended June 30, 1999 and 1998 respectively. There were net loan charge offs of $72,298 during the quarter ended June 30, 1999 as compared with the net charge offs of $18,994 during the quarter ended June 30, 1998. At June 30, 1999, non accrual loans aggregated $34,726.

Non Interest Income. Non interest income was $207,806 for the quarter ended June 30, 1999 compared to $184,397 for the quarter ended June 30, 1998, an increase of $23,409.

Non Interest Expense. Non interest expense increased to $691,351 during the quarter ended June 30, 1999 as compared to $459,162 for the quarter ended June 30, 1998, an increase of $232,189. The growth discussed under the comparison of Financial Condition section along with the costs associated with the opening of the third full service branch resulted in the increase.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 199 AND
1998

Net Income. Net income for the six months ended June 30, 1999 was $459,196 or $.34 per share, as compared with net income of $316,132 or $.30 per share for the six months ended June 30, 1998 an increase of $143,064 or $.04 per share. An increase in net interest income of $550,364 and an increase in non interest income of $57,655 for the six month period were off set by an increase in non interest expense of $432,312 and an increase in non interest income of $57,655 for the six month period. The growth discussed under the comparison of Financial Condition section along with the costs associated with the opening of the third full service branch attributed to these increases.

Net Interest Income. Net interest income was $1.8 million during the six months ended June 30, 1999 as compared with $1.2 million during the corresponding period of the previous fiscal year, an increase of $550,000. The yield on interest earning assets has remained constant while the cost of funds has decreased.

Provision for Loan Losses. The provision for loan losses was $173,987 and $159,719 for the six months ended June 30, 1999 and 1998, respectively. There were net loan charge offs of $18,467 for the six months ended June 30, 1999 as compared with net charge offs of $48,370 during the six months ended June 30, 1998. At June 30, 1999, non accrual loans aggregated $34,726.

Non Interest Income. Non interest income was $403,191 for the six months ended June 30, 1999 as compared with $345,536 for the six month ended June 30, 1998.

Non Interest Expense. Non interest expense increased to $1,292,207 during the six month period ended June 30, 1999 as compared to $859,895 for the six months ended June 30, 1998, an increase of $432,312. The growth discussed under Comparison of Financial Condition section, along with the costs associated with the opening of the third full service branch resulted in the increase.

LIQUIDITY AND CAPITAL RESOURCES

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addressees the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and repayments of mortgage backed securities. The external source of funds is an increase in deposits.

At June 30, 1999, liquid assets comprised 20 % of total assets. Management believes that it will have sufficient funds available to meet it anticipated future loan commitments as well as other liquidity needs.

At June 30, 1999 the Bank exceeded all applicable Regulatory Capital requirements

YEAR 200 COMPLIANCE ISSUES

As the Year 2000 approaches, an important business issue has emerged regarding whether or not existing computer systems and other operating systems can process this date value properly. The problem is the result of computer programs and related logic which use a two digit value to define a particular calendar year (i.e. 99 for 1999). When this logic is used, computer systems cannot recognize the two digit code "00" associated with the Year 2000 as coming after 99. This issue is significant because many computer systems deployed throughout the business world, not just in banks, use software which contain the two digit date logic.

Before it opened on November 1, 1995, the Bank's management made the strategic decision to use an outside data processing company (service bureau) to provide computer processing systems for its primary banking products including loans, deposits, ATM's, check processing and general ledger. The computer software used by the service bureau was developed and is maintained by a third party vendor. This same software is used by many banks throughout the country and uses a five-digit date logic designed to avoid the problems associated with the two digit logic discussed above.

In addition to the service bureau, the Bank utilizes personal computers configured into five local area networks (LANS) which are in turn, connected to each other through a wide area network (WAN). All equipment was purchased new in 1997 and has subsequently been tested for Year 2000 readiness by an independent consultant. The test results indicate that all equipment will function properly into the Year 2000.

In addition to the service bureau applications, the Bank uses software distributed through the LAN/WAN network for functions such as word processing, E-mail, spreadsheet, teller transactions, document preparation and new account setup. All of these software products are purchased or licensed from third party vendors. It should be noted that the Bank does not write or develop any of its own computer applications and all third party vendors have provided the Bank with written certification that there software is year 2000 compliant.

In addition to receiving these assurances from third party vendors, the Bank has instituted a Year 2000 compliance program whereby it is reviewing the Year 2000 issue on a comprehensive, company-wide basis. This program is administered by a project team consisting of executive and senior management as well as a representative from the Board of Directors.

As of June 30, 1999, the Bank had completed its assessment of existing computer systems and developed a detailed contingency plan for each system. However, the Year 2000 is a global issue which extends beyond the control of the Bank and may effect the providers of services such as power and telecommunications. These services are critical to the ongoing operations of the Bank and in the unlikely event of an interruption in these services, it is management's opinion that such a failure will be quickly resolved.

The Bank has budgeted $25,000 for the Year 2000 program and has spent approximately $5,000 to date

As a lending institution, the Bank is exposed to potential risk if borrowers suffer Year 2000 related difficulties and are unable to repay their loans. In 1998, the Bank sent informational material and a Year 2000 questionnaire to all large borrowers which focused on their Year 2000 readiness. During the fourth quarter 1998, the Bank's loan officers and account managers met with these customers to personally review the answers to these questionnaires and to discuss the impact of the Year 2000 on their operations. The Bank has evaluated the information obtained from these meetings in order to determine what impact, if any, the Year 2000 will have on their financial performance and their ability to make loan payments. Thus far none of the Bank's borrowers have reported the expectation of material adverse impacts as a result of the Year 2000 issue.

Based on the information now available. The Bank anticipates that the systems it uses will properly process dates in the Year 2000 and beyond and that the costs incurred in achieving full Year 2000 compliance will not be material to the Bank's business, financial condition or results of operation.

PART II OTHER INFORMATION:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

On May 25, 1999 the shareholders of Catawba Valley Bank held its annual meeting to elect three members of the Board of Directors for three year terms and to vote on the Agreement and Plan of Reorganization and Share Exchange between the Bank and the Registrant. Elected at the meeting for three year terms were incumbent directors: R. Steve Aaron, W. Steve Ikerd and Pat M. Moss. Directors whose term of office as a director continued after the meeting were Hal F. Huffman, Jr., Robert P. Huntley, Robert T. King, Cloyd Hugh Propst, Jr., Howard
L. Pruitt and William R. Sigmon, Jr.

The share holders approved the reorganization of Catawba Valley Bank into a holding company form of organization as set forth in the Agreement and Plan of Reorganization and Share Exchange. Consummation of the Reorganization was effective at the close of business on June 30, 1999. Each shareholder of the Bank exchanged his $5.00 par value common stock for an equivalent number of shares of the $1.00 par value common stock of the Registrant.
Voting results at the annual meeting were as follows:

1.       To approve the Agreement and Plan of Reorganization and Share Exchange:

                            FOR               AGAINST           ABSTAIN

                           779,257              1,275            10,960
                           -------              -----            ------

2.       Election of Directors:

                                               FOR                 WITHHELD

                  R. Steve Aaron            1,012,968                   -0-
                  W. Steve Ikerd            1,012,968                   -0-
                  Pat M. Moss               1,000,518               12,450


Item 6, Exhibits and Reports on Form 8-K.

        A) Exhibits

           (27) Financial Data Schedule.

        B) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereonto duly authorized.

                                         CATAWBA VALLEY BANCSHARES, INC.



Date:  August 13, 1999                   By:  /s/  R. Steve Aaron
                                                 ----------------
                                                  R. Steve Aaron
                                         President and Chief Executive Officer


Date:  August 13, 1999                   By: /s/  G. Marvin Lowder
                                                   ----------------------

                                                  G. Marvin Lowder
                                                  Chief Financial Officer