Form 10QSB
period 1999-09-30
CATAWBA VALLEY BANCSHARES INC
filed 1999-11-12
CIK 1082471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the Transition period ended________________


                         COMMISSION FILE NUMBER 0-26551
                                                -------

                         CATAWBA VALLEY BANCSHARES, INC.
                         -------------------------------

                    NORTH CAROLINA                56-2137427
                    --------------                ----------

                    1039 SECOND STREET NE, HICKORY, NC 28601
                    ----------------------------------------

                                 (828) 431-2300
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

As of October 31, 1999, 1,359,410 shares of the Registrant common stock, $1.00 par value, were outstanding. The Registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION


ITEM 1 -    FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Financial Condition
                  September 30, 1999 and December 31, 1998....................3

                  Consolidate Statements of Operations
                  Three Months and Nine Months Ended
                  September 30, 1999 and 1998.................................4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998...............5
                  Notes to Consolidated Financial Statements..................6

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................6

PART II.    OTHER INFORMATION................................................10

                  Item 6.  Exhibits and Reports on Form 8-K..................11

PART 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         CATAWBA VALLEY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                         1999             1998
                                                     -------------    -------------
                                                      (Unaudited)          (1)
                        ASSETS

Cash and due from banks                              $   1,862,203    $     911,275
Interest bearing bank deposits                           4,646,771        8,174,944
Federal funds sold                                       2,819,669        2,509,567
Time deposits with other financial institutions          2,277,978        2,476,956
Securities available for sale                           14,198,628        9,564,531
Securities held to maturity,market value of
  $2,151,478 in 1999 and $ 1,857,317 in 1998             2,182,048        1,833,472
Federal Home Loan Bank and Bankers Bank Stock              333,725          257,525
Loans                                                   79,980,627       60,607,040
  Less allowance for loan losses                        (1,282,238)      (1,050,360)
                                                     -------------    -------------
  Net loans                                             78,698,389       59,556,680
Premises and equipment, net                              2,653,489        1,950,087
Other assets                                             2,245,763        2,432,965
                                                     -------------    -------------
        Total assets                                 $ 111,918,663    $  89,668,002
                                                     =============    =============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                $   8,198,921    $   4,269,142
  Money market and NOW accounts                         27,798,882       22,880,065
  Savings                                                2,158,126        1,203,456
  Time , $100,000 and over                              17,394,509       13,150,539
  Other time                                            41,277,860       33,317,847
                                                     -------------    -------------
        Total deposits                                  96,828,298       74,821,049
Other liabilities                                          297,832          529,529
                                                     -------------    -------------
        Total liabilities                               97,126,130       75,350,578
                                                     -------------    -------------
Stockholders' equity
  Common stock, $1 par value; 1,359,410 shares
      issued and outstanding                             1,359,410
  Common stock, $5 par value; 1,351,910 shares
      issued and outstanding                                              6,759,550
  Additional paid-in capital                            12,444,573        6,979,408
  Retained earnings                                      1,293,701          573,868
  Accumulated other comprehensive income(loss)            (305,151)           4,598
                                                     -------------    -------------
        Total stockholders' equity                      14,792,533       14,317,424
                                                     -------------    -------------
        Total liabilities and stockholders' equity   $ 111,918,663    $  89,668,002
                                                     =============    =============

(1) Derived from audited financial statements

    The accompanying notes are an integral part of the financial statements.

                         CATAWBA VALLEY BANCSHARES, INC.
                      COMSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                        1999            1998               1999             1998
                                                    ------------    ------------       ------------     ------------
                                                     (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)
Interest income:
  Interest and fees on loans                          $1,781,463      $1,276,679         $4,834,838      $3,552,541
  Interest on securities including mortgage backed       244,992         121,603            620,274         348,551
  Interest on federal funds sold                          34,313          27,384             86,647          96,851
  Interest on interest bearing bank deposits              41,050         101,602            132,584         255,167
  Interest on time deposits with other institutions       34,383          32,486            103,732          95,870
                                                      ----------      ----------         ----------      ----------
Total interest income                                  2,136,201       1,559,754          5,778,075       4,348,980
                                                      ----------      ----------         ----------      ----------

Interest expense:
  Savings deposits                                     1,043,849         837,414          2,891,746       2,383,027
                                                      ----------      ----------         ----------      ----------
Total interest expense                                 1,043,849         837,414          2,891,746       2,383,027
                                                      ----------      ----------         ----------      ----------
Net interest income                                    1,092,352         722,340          2,886,329       1,965,953
Provision for loan losses                                141,379         137,826            315,366         297,545
                                                      ----------      ----------         ----------      ----------
Net interest income after provision for loan losses      950,973         584,514          2,570,963       1,668,408
                                                      ----------      ----------         ----------      ----------
Noninterest income:
  Service charges on deposit accounts                     71,981          54,468            200,647         159,180
  Other                                                  111,956         120,461            386,481         361,285
                                                      ----------      ----------         ----------      ----------
Total noninterest income                                 183,937         174,929            587,128         520,465
                                                      ----------      ----------         ----------      ----------
Noninterest expense:
  Salaries, wages and employee benefits                  351,079         233,800            964,994         656,434
  Occupancy                                               58,311          38,462            143,003          97,250
  Equipment                                               55,221          33,473            142,547          92,272
  Professional Fees                                       48,894          22,951            138,739          67,273
  Stationery, printing and supplies                       24,161          11,332             63,891          30,275
  Advertising and business promotion                      40,267          22,810            116,822          72,268
  Other                                                  141,591          93,811            441,735         300,762
                                                      ----------      ----------         ----------      ----------
Total noninterest expense                                719,524         456,639          2,011,731       1,316,534
                                                      ----------      ----------         ----------      ----------

Income before income taxes                               415,386         302,804          1,146,360         872,339

Provision for income taxes                               155,469         105,303            427,247         358,706
                                                      ----------      ----------         ----------      ----------

Net income                                            $  259,917      $  197,501         $  719,113      $  513,633
                                                      ==========      ==========         ==========      ==========

Basic income per share                                $     0.19      $     0.19         $     0.53      $     0.49
Diluted income per share                              $     0.18      $     0.17         $     0.49      $     0.45
                                                      ==========      ==========         ==========      ==========

Weighted average common shares outstanding
  Basic                                                1,359,410       1,051,110          1,356,910       1,051,110
  Effect of stock options                                108,121          98,178            111,643          84,588
                                                      ----------      ----------         ----------      ----------
     Diluted                                           1,467,531       1,149,288          1,468,553       1,135,698
                                                      ==========      ==========         ==========      ==========

                        CATAWBA VALLEY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                                  (UNAUDITED)

                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                              1999            1998
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                                              $    719,113    $    513,633
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation & amortization                                               146,045          95,769
     Issuance of stock options                                                  65,025               0
     Provision for loan losses                                                 315,366         297,545
     (Increase)decrease in other assets                                        187,202        (402,564)
     Increase(decrease) in other liabilities                                  (231,697)       (201,959)
                                                                          ------------    ------------
          Net cash provided by (used in) operating activities                1,201,054)        302,424
                                                                          ------------    ------------
Cash flows from investing activities:
  (Increase)decrease in time deposits with other financial institutions        197,978      (1,292,990)
  Purchase of securities available for sale                                 (7,778,560)     (4,134,308)
  Purchase of securities held to maturity                                     (460,000)       (626,699)
  Collections and maturities of securities available for sale                2,752,231       2,661,482
  Collections and maturities of securities held to maturity                     32,441       1,154,533
  Proceeds from sale of securities available for sale
  Net increase in loans                                                    (19,373,587)    (10,611,200)
  Purchases or premises and equipment                                         (845,949)       (330,939)
                                                                          ------------    ------------
          Net cash used in investing activities                            (25,475,446)    (13,180,121)
                                                                          ------------    ------------
Cash flows from financing activities:
  Net increase in deposit accounts                                          22,007,249      14,079,596
  Proceeds from issuance of common stock
                                                                          ------------    ------------
          Net cash provided by financing activites                          22,007,249      14,079,596
                                                                          ------------    ------------

          Net increase(decrease) in cash and cash equivalents               (2,267,143)      1,201,899

Cash and cash equivalents, beginning of period                              11,595,786      12,297,535
                                                                          ------------    ------------
Cash and cash equivalents, end of period                                  $  9,328,643    $ 13,499,434
                                                                          ============    ============

    The accompanying notes are an integral part of the financial statements.

                         CATAWBA VALLEY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the Financial Information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Financial information as of and for the three and nine month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles. The Financial Statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and it's wholly-owned subsidiary, Catawba Valley Bank, (the "Bank"). Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that maybe expected for the fiscal year ending December 31, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Financial Statements filed as part of the Company's Registration Statement on Form S-4 dated March 25, 1999, Registration No. 333-75021. This quarterly report should be read in conjunction with such Registration Statement.

NOTE B - FORMATION OF HOLDING COMPANY

Catawba Valley Bancshares, Inc. was formed as a holding company for Catawba Valley Bank effective June 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS



COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

During the nine months ended September 30, 1999, total assets increased $22.3 million or 24.8% from $89.7 million to $112.0 million. Total loans outstanding increased $19.4 million or 31.96% for the same period. The growth in these areas was funded by a $22.0 million or 29.41% increase in deposits.

The Bank opened it's third full service branch during the first quarter of 1999. This, along with the active solicitation of loans and deposits the Bank performs, generated the positive results discussed above.

Total stockholders' equity increased $475,109 for the nine month period ended September 30, 1999. The increase resulted principally from net income of $719,113 for the nine months. At September 30, 1999 the Bank continued to exceed all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

Net Income. Net income for the quarter ended September 30, 1999 was $259,917 or $.19 per share, as compared with net income of $197,501 or $.19 per share for the three months ended September 30, 1998, an increase of $62,416.

Net Interest Income. Net interest income for the quarter ended September 30, 1999 was $1,092,352 as compared with $722,340 during the quarter ended September 30, 1998, an increase of $370,012.

Provision for Loan Losses. The provision for loan losses was $141,379 and $137,826 for the quarters ended September 30, 1999 and 1998 respectively. There were net loan charge offs of $65,021 during the quarter ended September 30, 1999 as compared with the net charge offs of $15,954 during the quarter ended September 30, 1998. At September 30, 1999, non accrual loans aggregated $53,686.

Non Interest Income. Non interest income was $183,937 for the quarter ended September 30, 1999 compared to $174,929 for the quarter ended September 30, 1998, an increase of $9,008.

Non Interest Expense. Non interest expense increased to $719,524 during the quarter ended September 30, 1999 as compared to $456,639 for the quarter ended September 30, 1998, an increase of $262,885. The growth discussed under the comparison of Financial Condition section along with the costs associated with the opening of the third full service branch resulted in the increase.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Income. Net income for the nine months ended September 30, 1999 was $719,113 or $.53 per share, as compared with net income of $513,633 or $.49 per share for the nine months ended September 30, 1998 an increase of $205,480 or $.04 per share. An increase in net interest income of $920,376 and an increase in non interest income of $66,663 for the nine month period were off set by an increase in non interest expense of $695,197. The growth discussed under the comparison of Financial Condition section along with the costs associated with the opening of the third full service branch attributed to these increases.

Net Interest Income. Net interest income was $2.9 million during the nine months ended September 30, 1999 as compared with $2.0 million during the corresponding period of the previous fiscal year, an increase of $920,000. The yield on interest earning assets has remained constant while the cost of funds has decreased.

Provision for Loan Losses. The provision for loan losses was $315,366 and $297,545 for the nine months ended September 30, 1999 and 1998, respectively. There were net loan charge offs of $83,488 for the nine months ended September 30, 1999 as compared with net charge offs of $64,325 during the nine months ended September 30, 1998. At September 30, 1999, non accrual loans aggregated $53,686.

Non Interest Income. Non interest income was $587,128 for the nine months ended September 30, 1999 as compared with $520,465 for the nine months ended September 30, 1998.

Non Interest Expense. Non interest expense increased to $2,011,731 during the nine month period ended September 30, 1999 as compared to $1,316,534 for the nine months ended September 30, 1998, an increase of $695,197. The growth discussed under Comparison of Financial Condition section, along with the costs associated with the opening of the third full service branch resulted in the increase.

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

At September 30, 1999, liquid assets comprised 20 % of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At September 30, 1999 the Bank exceeded all applicable Regulatory Capital requirements



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

As of September 30, 1999, the Bank had completed its assessment of existing computer systems and developed a detailed contingency plan for each system. However, the Year 2000 is a global issue which extends beyond the control of the Bank and may effect the providers of services such as power and telecommunications. These services are critical to the ongoing operations of the Bank and in the unlikely event of an interruption in these services, it is management's opinion that such a failure will be quickly resolved.

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

PART II OTHER INFORMATION:

         A) Exhibits

                  (27) Financial Data Schedule

         B) Reports on Form 8-K


         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf. By the undersigned , there onto duly authorized.

                                      CATAWBA VALLEY
                                      BANCSHARES, INC


Date:  November 12, 1999              By: /s/ R. Steve Aaron
                                          ------------------
                                          R. Steve Aaron
                                          President and Chief Executive Officer


Date:  November 12,  1999             By: /s/ G. Marvin Lowder
                                          --------------------
                                          G. Marvin Lowder
                                          Chief Financial Officer