Form 10KSB
period 1999-12-31
CATAWBA VALLEY BANCSHARES INC
filed 2000-03-30
CIK 1082471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-26551

                         CATAWBA VALLEY BANCSHARES, INC.

                                 NORTH CAROLINA

                                   56-2137427

                            1039 SECOND STREET, N.E.
                          HICKORY, NORTH CAROLINA 28601

                                 (828) 431-2300

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The Bank's revenues for the year ended December 31, 1999 were $8,898,287.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1999 was approximately $17,388,170.

The number of shares of the Registrant's Common Stock outstanding on December 31, 1999 was, 1,495,351

                      DOCUMENTS INCORPORATED BY REFERENCE:

         1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999 (Part II)

         2. Proxy Statement dated March 15, 2000 for the 2000 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format Yes [ ]  No [X]

                        FORM 10-KSB CROSS REFERENCE INDEX


As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000, filed with the Securities and Exchange Commission are incorporated by reference into Parts II and III of this Report.


KEY

AR Annual Report to Shareholders for the fiscal year ended December 31, 1999.

Proxy Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000.

10-KSB            10-KSB for the year ended December 31, 1999.


PART I                                                                            PAGE           DOCUMENT
------                                                                            ----           --------
Item 1.           Business                                                        3              10-KSB
Item 2.           Properties                                                      3              10-KSB
Item 3.           Legal Proceedings                                               4              10-KSB
Item 4.           Submission of Matters to a Vote of Security Holders             4              10-KSB

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                              8             AR
Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              5             10-KSB
                                                                                   3             AR
Item 7.           Financial Statements and Supplementary Data                     10             AR
Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                          14             10-KSB

PART III

Item 9.           Directors, Executive Officers, Promoters, and Control
                  Persons; Compliance with Section 16(a) of Exchange Act           4             Proxy
Item 10.          Executive Compensation                                           7             Proxy
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                       3             Proxy
Item 12.          Certain Relationships and Related Transactions                  10             Proxy

PART IV

Item 13.          Exhibits and Reports on Form 8-K
                  (a)      Index to Exhibits                                     14              10-KSB
                  (b)      Reports on Form 8-K filed during the
                           three months ended December 31, 1999                  14              10-KSB


                                     PART I

ITEM 1 - BUSINESS

(a) (b) Catawba Valley Bancshares, Inc. (the parent holding company for Catawba Valley Bank) is a North Carolina corporation whose only activity is it's ownership of CatawbaValley Bank, a State-chartered Bank organized under the laws of North Carolina on October 27, 199 and opened for business on November 1, 1995. Catawba Valley Bancshares, Inc and Catawba Valley Bank are collectively referred to here in as the "Bank". Deposits in the bank are insured by the, Bank Insurance Fund ("BIF") Federal Deposit Insurance Corporation (FDIC)

     The Bank engages in general banking business in the City of Hickory and portions of the four counties called the Unifour area (Catawba, Burke, Caldwell and Alexander). Its operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located in its market area. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank's lending activities include making commercial loans to individuals and small- to medium-sized businesses located primarily in its market area for various business purposes and various consumer-type loans to individuals, including installment loans, equity lines of credit, overdraft checking credit and credit cards. Also, the Bank makes residential mortgage loans to its customers, which the Bank then sells to another mortgage lender. The Bank issues ATM cards which allow its customers to access their deposit accounts at the automated teller machines of other banks who are linked to the STAR system. The Bank does not provide trust services and leasing services, except through a correspondent bank.

     The Bank operates three offices, each of which are full-service offices. The Bank's main office is located at 1039 Second Street N.E., in Hickory and the Bank's West Hickory branch is located at 1445 Second Avenue, NW. The Bank also has a Newton branch office located at 2675 Norwest Boulevard, Newton, North Carolina. The Bank recently created a subsidiary called Valley Financial Services, Inc. that provides for various insurance and other financial products through third party affiliations.

     Commercial banking in Catawba County, and in North Carolina as a whole is extremely competitive with state laws permitting statewide branching. The Bank competes directly for deposits in its market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In the Bank's market are, seven commercial banks operate with multiple offices. The Bank's predominant competitors are Branch Bank and Trust Company and First Union National Bank. These two institutions control approximately 75% of the market's deposits.

     Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions. Office locations, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. The Bank's predominant competitors have greater resources, broader geographic markets and higher lending limits. They can offer more products, and can better afford and make more effective use of media advertising, support services and electronic technology than the Bank. The Bank depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

     As a state-chartered bank whose deposits are insured by the FDIC, the Bank is subject to supervision, examination and regulation by the North Carolina Sate Banking Commission, (the "Commission") and the FDIC. While the Bank is not a member of the Federal Reserve System, the Bank is also subject to certain regulations of the Board of Governors of the Federal Reserve System, ("Federal Reserve"). Catawba Valley Bancshares, Inc. is registered as a bank holding company with the Federal Reserve and the Commission. The regulations of these agencies govern most aspects of the Bank's business, including capital adequacy ratios, reserves against deposits, restrictions on the rate of interest which may be paid on some deposit instruments, limitations on the nature and amount of borrowings, dividends, loans that may be made, the location of branch offices and the nature and scope of the Bank's shareholders.

     The Bank is periodically assessed insurance premiums by the FDIC in connection with the insurance of its deposits. The Bank is required under North Carolina law to maintain deposit insurance with the FDIC. Because the FDIC insurance fund is fully funded, the Bank's assessment in 1997 was only $4,333, its assessment in 1998 was $6852 and its assessment in 1999 was $9,111. This insurance assessment may be increased within certain parameters established by the FDIC's bank rating system.

     As of December 31, 1999, the Bank employed 28 full time employees and 6 part-time employees. The Bank is not a party to a collective bargaining agreement, and considers its relations with employees to be good.

     (c))-(e) Not applicable.

     ITEM 3 - LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Bank is a party, or of which any of its property is the subject.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned "Market for the Common Stock, Stock Prices and Dividends" in the 1999 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the section captioned "Management's Discussions and analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Certain of the information required to be provided pursuant to the disclosure requirements under Guide 3 of the Guides for the preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is included in the Annual Report, which is incorporated herein by reference. The remainder of this information is provided in the following tables

TABLE ONE
--------------------------

                                                                  INTEREST INCOME AND AVERAGE BALANCES
                                                           -----------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)

                                                                                 1999
                                                           -----------------------------------------------
                                                                              INTEREST
                                                           AVERAGE              INCOME/         YIELD/
                                                           BALANCE              EXPENSE          COST
                                                           -------------      ------------    ------------
INTEREST-EARNING ASSETS:
  INTEREST-BEARING DEPOSITS IN BANKS(1)                  $        7,978    $          315           3.95%
  INVESTMENT SECURITIES(2)                                       14,635               873           5.97%
  FEDERAL FUNDS SOLD                                              2,004               117           5.86%
  NET LOANS(3)                                                   70,937             6,717           9.47%

                                                           -------------      ------------    ------------
TOTAL INTEREST EARNING ASSETS                                    95,554             8,022

                                                           -------------      ------------
YIELD ON AVERAGE INTEREST-
  EARNING ASSETS                                                                                    8.40%
                                                                                              ============

NONINTEREST-EARNING ASSETS:
  CASH AND DUE FROM BANKS                                         3,062
  PREMISES AND EQUIPMENT                                          2,376
  OTHER                                                           2,961

                                                           -------------
TOTAL NONINTEREST-EARNING ASSETS                                  8,399

                                                           -------------
TOTAL ASSETS                                             $      103,953
                                                           =============


INTEREST-BEARING LIABILITIES:
  NOW ACCOUNTS                                           $        8,357               226           2.70%
  MONEY MARKET AND SAVINGS                                       19,928               859           4.31%
  TIME CERTIFICATES AND IRAS                                     52,471             2,939           5.60%
  OTHER S-T BORROWINGS                                            2,500                55           2.20%

                                                           -------------      ------------    ------------
TOTAL INTEREST-BEARING LIABILITIES:                              83,256             4,079

                                                           -------------      ------------
COST ON AVERAGE INTEREST-BEARING
  LIABILITIES:                                                                                      4.90%
                                                                                              ============

NONINTEREST-BEARING LIABILITIES:
  DEMAND DEPOSITS                                                 5,645
  OTHER LIABILITIES                                                 383

                                                           -------------
TOTAL NONINTEREST-BEARING LIABILITIES                             6,028

                                                           -------------
TOTAL LIABILITIES                                                89,284

SHAREHOLDERS' EQUITY                                             14,669

                                                           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $      103,953
                                                           =============

NET INTEREST INCOME                                                        $        3,943
                                                                              ============

NET YIELD ON INTEREST-EARNING ASSETS                                                                4.13%
                                                                                              ============

                                                                     INTEREST INCOME AND AVERAGE BALANCES
                                                               -------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)

                                                                                      1998
                                                               -------------------------------------------------
                                                                                   INTEREST
                                                               AVERAGE               INCOME/          YIELD/
                                                               BALANCE               EXPENSE           COST
                                                               --------------      ------------    -------------
INTEREST-EARNING ASSETS:
  INTEREST-BEARING DEPOSITS IN BANKS(1)                      $        10,159     $         504            4.96%
  INVESTMENT SECURITIES(2)                                             8,965               500            5.58%
  FEDERAL FUNDS SOLD                                                   2,648               122            4.63%
  NET LOANS(3)                                                        50,936             4,899            9.62%

                                                               --------------      ------------    -------------
TOTAL INTEREST EARNING ASSETS                                         72,708             6,025

                                                               --------------      ------------
YIELD ON AVERAGE INTEREST-
  EARNING ASSETS                                                                                          8.29%
                                                                                                   =============

NONINTEREST-EARNING ASSETS:
  CASH AND DUE FROM BANKS                                                919
  PREMISES AND EQUIPMENT                                               1,684
  OTHER                                                                1,964

                                                               --------------
TOTAL NONINTEREST-EARNING ASSETS                                       4,567

                                                               --------------
TOTAL ASSETS                                                 $        77,275
                                                               ==============


INTEREST-BEARING LIABILITIES:
  NOW ACCOUNTS                                               $         5,070               141            2.78%
  MONEY MARKET AND SAVINGS                                            15,156               653            4.31%
  TIME CERTIFICATES AND IRAS                                          41,702             2,473            5.93%
  OTHER S-T BORROWINGS                                                     0                 0            0.00%

                                                               --------------      ------------    -------------
TOTAL INTEREST-BEARING LIABILITIES:                                   61,928             3,267

                                                               --------------      ------------
COST ON AVERAGE INTEREST-BEARING
  LIABILITIES:                                                                                            5.28%
                                                                                                   =============

NONINTEREST-BEARING LIABILITIES:
  DEMAND DEPOSITS                                                      4,036
  OTHER LIABILITIES                                                      292

                                                               --------------
TOTAL NONINTEREST-BEARING LIABILITIES                                  4,328

                                                               --------------
TOTAL LIABILITIES                                                     66,256

SHAREHOLDERS' EQUITY                                                  11,019

                                                               --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $        77,275
                                                               ==============

NET INTEREST INCOME                                                              $       2,758
                                                                                   ============

NET YIELD ON INTEREST-EARNING ASSETS                                                                      3.79%
                                                                                                   =============


  1) INTEREST-BEARING DEPOSITS IN BANKS INCLUDE FHLB OVERNIGHT AND TIME DEPOSITS WITH OTHER INSTITUTIONS.
  2) INVESTMENT SECURITIES INCLUDES STOCK IN FEDERAL HOME LOAN BANK.
  3)  NONACCRUING LOANS ARE INCLUDED IN THE AVERAGE LOANS BALANCE. INCOME
      ON NONACCRUING LOANS IS RECOGNIZED ON A CASH BASIS.

TABLE TWO
-----------------
                                             RATE/VOLUME VARIANCE ANALYSIS
                                             ---------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)

                                                                                    1999 COMPARED TO 1998
                                                                                    -------------------------------
                                                                                    INTEREST                   VARIANCE
                                                                                    INCOME/                   ATTRIBUTED
                                                                                    EXPENSE                       TO
                                                                                    VARIANCE             RATE            VOLUME
                                                                                    --------------   --------------  ---------------
                 INTEREST-EARNING ASSETS:
                   INTEREST-EARNING DEPOSITS IN BANKS                             $          (189)   $         (98)  $          (91)
                   INVESTMENT SECURITIES                                                      373               39              334
                   FEDERAL FUNDS SOLD                                                          (5)              31              (36)
                   LOANS(NET)                                                               1,818              (84)           1,902

                                                                                    --------------   --------------  ---------------
                 TOTAL                                                                      1,997             (112)           2,109
                                                                                    --------------   --------------  ---------------

                 INTEREST-BEARINGS LIABILITIES:
                   NOW ACCOUNTS                                                                85               (4)              89
                   MONEY MARKET AND SAVINGS ACCOUNTS                                          206                0              206
                   TIME CERTIFICATES AND IRAS                                                 466             (145)             611
                   OTHER S-T BORROWINGS                                                        55               11               44

                                                                                    --------------   --------------  ---------------
                 TOTAL                                                                        812             (138)             950
                                                                                    --------------   --------------  ---------------

                 NET INTEREST INCOME                                              $         1,185    $          26   $        1,159
                                                                                    ==============   ==============  ===============

                                                                                   1998 COMPARED TO 1997
                                                                                   -------------------------------
                                                                                   INTEREST                    VARIANCE
                                                                                   INCOME/                    ATTRIBUTED
                                                                                   EXPENSE                        TO
                                                                                   VARIANCE             RATE            VOLUME
                                                                                   ---------------  --------------   --------------
                 INTEREST-EARNING ASSETS:
                   INTEREST-EARNING DEPOSITS IN BANKS                            $            260   $          31    $         229
                   INVESTMENT SECURITIES                                                      151             (47)             198
                   FEDERAL FUNDS SOLD                                                          (3)            (12)               9
                   LOANS(NET)                                                               1,520            (137)           1,657

                                                                                   ---------------  --------------   --------------
                 TOTAL                                                                      1,928            (165)           2,093
                                                                                   ---------------  --------------   --------------

                 INTEREST-BEARINGS LIABILITIES:
                   NOW ACCOUNTS                                                                46              (3)              49
                   MONEY MARKET AND SAVINGS ACCOUNTS                                          168             (62)             230
                   TIME CERTIFICATES AND IRAS                                                 899               9              890
                   OTHER S-T BORROWINGS                                                         0               0                0

                                                                                   ---------------  --------------   --------------
                 TOTAL                                                                      1,113             (56)           1,169
                                                                                   ---------------  --------------   --------------

                 NET INTEREST INCOME                                               $          815   $        (109)   $          924
                                                                                   ===============  ==============   ==============

THE TABLE ABOVE SETS FORTH CERTAIN INFORMATION REGARDING CHANGES IN INTEREST INCOME AND INTEREST EXPENSE FOR THE PERIODS INDICATED. FOR EACH CATEGORY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES, INFORMATION IS PROVIDED ON CHANGES ATTRIBUTABLE TO (1) CHANGES IN VOLUME (CHANGES IN VOLUME MULTIPLIED BY OLD RATE); (2) CHANGES IN RATE (CHANGES IN RATE MULTIPLIED BY OLD VOLUME). CHANGES DUE TO A COMBINATION OF RATE AND VOLUME. VARIANCES CONSISTENTLY ON A PROPORTIONATE BASIS.

TABLE THREE
--------------------


                                                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                     -----------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)

                                                                      1999                                   1998
                                                          AMOUNT              PERCENT           AMOUNT              PERCENT
                                                       --------------      --------------     ------------         ------------
                    MORTGAGE                         $        137              10.22%       $      102                7.61%

                    CONSTRUCTION                              120               8.95%               72                5.37%

                    HOME EQUITY                                63               4.70%               46                3.43%

                    COMMERCIAL                                734              54.74%              559               41.69%

                    INSTALLMENT                               170              12.68%              128                9.55%

                    OTHER                                      44               3.28%               27                2.01%

                    UNALLOCATED                                73               5.44%              116                8.65%

                                                       -----------         -----------        ---------         ------------
                                                     $      1,341             100.00%       $    1,050               78.30%
                                                       ===========         ===========        =========         ============

TABLE FOUR
-------------------
                     DISTRIBUTION OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                     --------------------------------------------------------------------------------------------------------------
                                                  1999 REPRICING SCHEDULE
                                                  ------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)

                                                      ONE YEAR          ONE TO           FIVE TO         OVER
                                                       OR LESS         FIVE YEARS        TEN YEARS     TEN YEARS       TOTAL
                                                     ------------   --------------   --------------   ------------   -----------
        INTEREST-EARNING ASSETS:
           INTEREST-BEARING DEPOSITS WITH
            OTHER FINANCIAL INSTITUTIONS             $     4,227    $         297    $                 $             $    4,524
          FEDERAL FUNDS SOLD                               1,498                                                          1,498
          INVESTMENT SECURITIES                              164            8,224             6,631         2,658        17,677
          LOANS:
            ADJUSTABLE RATE LOANS:
              MORTGAGE                                     2,907                                                          2,907
              CONSTRUCTION                                11,290                                                         11,290
              HOME EQUITY                                  6,941                                                          6,941
              COMMERCIAL                                  23,446                                                         23,446
              INSTALLMENT                                  3,285                                                          3,285
              OTHER                                        1,114                                                          1,114
            FIXED RATE LOANS:
              MORTGAGE                                     1,826            8,168               743            59        10,796
              CONSTRUCTION                                   561              169                                           730
              HOME EQUITY                                                      79               768                         847
              COMMERCIAL                                   1,313           10,171             2,540           195        14,219
              INSTALLMENT                                  1,219            6,290               515                       8,024
              OTHER                                           11               50                                            61

                                                     ------------   --------------   ---------------   -----------   -----------
        TOTAL                                        $    59,802    $      33,448    $       11,197    $    2,912    $  107,359
                                                     ============   ==============   ===============   ===========   ===========

        INTEREST-BEARING LIABILITIES:
           SAVINGS, NOW,
             MONEY MARKET                            $    32,487    $                $                 $             $   32,487
           TIME CERTIFICATE OF DEPOSITS
             OVER $100,000                                13,249            4,399                                        17,648
           TIME CERTIFICATE OF DEPOSITS
              UNDER $100,000                              25,666           15,159                                        40,825
           FEDERAL HOME LOAN BANK
              ADVANCES                                     5,000                                                          5,000

                                                     ------------   --------------   ---------------   -----------   -----------
        TOTAL                                        $    76,402    $      19,558    $            0    $        0    $   95,960
                                                     ============   ==============   ===============   ===========   ===========


        INTEREST SENSITIVITY GAP                     $   (16,600)   $      13,890    $       11,197    $    2,912    $   11,399

                                                     ------------   --------------   ---------------   -----------   -----------
        CUMULATIVE GAP                               $   (16,600)   $      (2,710)   $        8,487    $   11,399    $   11,399
                                                     ============   ==============   ===============   ===========   ===========


        RATIO OF INTEREST-SENSITIVE ASSETS
          TO INTEREST-SENSITIVE LIABILITIES               78.27%          171.02%               N/A           N/A       111.88%

        CUMULATIVE RATIO OF INTEREST-
         SENSITIVE ASSETS TO INTEREST-
         SENSITIVE LIABILITIES                            78.27%           97.18%           108.84%       111.88%       111.88%


        THE COMPANY OWNS 2,710 SHARES OF FEDERAL HOME LOAN BANK STOCK VALUED AT $ 271, 000. THIS IS INCLUDED IN WITH INVESTMENT SECURITIES SECTION ABOVE.

TABLE FIVE
---------------------
                                                                     INVESTMENT SECURITIES
                                           ------------------------------------------------------------
                                                                  INVESTMENTS HELD TO MATURITY
                                                                     (DOLLARS IN THOUSANDS)

                                             DUE ONE         ONE YEAR       FIVE YEARS
                                             YEAR OR         THROUGH          THROUGH        DUE AFTER                    MARKET
                                               LESS         FIVE YEARS       TEN YEARS       TEN YEARS       TOTAL         VALUE
                                            ----------      ------------    ------------     -----------     --------     ---------
        INVESTMENT SECURITIES:
          U.S. GOVT. CORPORATIONS
            AND AGENCIES OBLIGATIONS       $              $         964    $        153     $       226     $  1,343     $   1,301
        MORTGAGE-BACKED
           SECURITIES                             164                                               144          308           307

                                            ----------      ------------    ------------     -----------     --------     ---------
                         TOTAL             $      164     $         964    $        153     $       370     $  1,651     $   1,608

        WEIGHTED AVERAGE YIELDS:
          U.S. GOVT. CORPORATIONS
            AND AGENCIES OBLIGATIONS                              6.06%           4.70%           4.70%        5.68%         5.69%
        MORTGAGE-BACKED
           SECURITIES                           6.00%                                             7.25%        6.58%         6.59%

                                            ----------      ------------    ------------     -----------     --------     ---------
                         TOTAL                  6.00%             6.06%           4.70%           5.69%        5.85%         5.87%


                                                              INVESTMENTS AVAILABLE FOR SALE


                                             DUE ONE         ONE YEAR       FIVE YEARS
                                             YEAR OR         THROUGH          THROUGH         DUE AFTER
                                              LESS         FIVE YEARS       TEN YEARS        TEN YEARS         TOTAL
                                            ----------     -------------    ------------     ------------     ----------
        INVESTMENT SECURITIES:
          U.S. GOVT. CORPORATIONS
            AND AGENCIES OBLIGATIONS       $              $       7,260    $      6,478     $                $   13,738
        MORTGAGE-BACKED
           SECURITIES                                                                              2,017          2,017

                                            ----------     -------------    ------------     ------------     ----------
                         TOTAL             $        0     $       7,260    $      6,478     $      2,017     $   15,755

        WEIGHTED AVERAGE YIELDS:
          U.S. GOVT. CORPORATIONS
            AND AGENCIES OBLIGATIONS                              6.05%           6.08%                           6.07%        6.07%
        MORTGAGE-BACKED
           SECURITIES                                                                              6.57%          6.57%        6.59%

                                            ----------     -------------    ------------     ------------     ----------    --------
                         TOTAL                  0.00%             6.05%           6.08%            6.57%          6.13%        6.13%


        THE COMPANY OWNS 2,710 SHARES OF STOCK IN FEDEAL HOME LOAM BANK VALUED AT $271,000. THIS ITEM IS EXCLUDED FROM THE ABOVE TABLE.

ITEM 7 - FINANCIAL STATEMENTS


The information contained in the sections captioned "Balance Sheets", "Statements of Operations", "Statements of Cash Flows", "Statements of Stockholders' Equity", "Notes to Financial Statements" and "Independent Auditors' Report" in the Annual Report is incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The information contained under the section captioned "PROPOSAL 2: ELECTION OF DIRECTORS" in the Bank's definitive proxy statement dated March 15, 2000 for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information contained under the section captioned "PROPOSAL 2: ELECTION OF DIRECTORS - Director Compensation" and "-Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the section captioned "Voting Securities and Beneficial Ownership Thereof" in the Proxy Statement is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the section captioned "Indebtedness and Transactions of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
         3(I) Articles of Incorporation of Catawba Valley Bancshares, (incorporated by reference to the Bank's Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

         3(ii) Bylaws of Catawba Valley Bancshares, Inc. (incorporated by reference to the Bank's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission , March 25,1999)

         10(I) 1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Bank's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

         10(ii) 1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Bank's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

          10(iii) Employment and Change of Control Agreement between the Bank and R. Steve Aaron dated January 1, 1999 (incorporated by reference to the Bank's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25,
                  1999)

13       1999 Annual Report to Shareholders


(B)      REPORTS FILED ON FORM 8-K

         There were No reports on Form 8-K filed.

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this Report to be signed on its behalf by the undersigned there-unto duly authorized.



                                    CATAWBA VALLEY BANCSHARES, INC



Date:  March 30,2000                By: /s/ R. Steve Aaron
                                        ------------------------
                                          R. Steve Aaron
                                           President and Chief Executive Officer


Date:  March 30,2000                By: /s/ G. Marvin Lowder
                                        -----------------------
                                          G. Marvin Lowder
                                          Vice President/Accounting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and I the capacities and on the dates indicated.


         /s/ Robert P. Huntley              March 30, 2000
         ----------------------------
         Robert P. Huntley, Director


         /s/ Cloyd Hugh Propst, Jr.         March 30, 2000
         ----------------------------
         Cloyd Hugh Propst, Jr., Director



         /s/ Howard L. Pruitt               March 30, 2000
         ----------------------------
         Howard L. Pruitt, Director



         /s/ Hal F. Huffman, Jr.            March 30, 2000
         ----------------------------
         Hal F. Huffman, Jr., Director



         /s/ Robert T. King                 March 30, 2000
         ----------------------------
         Robert T. King, Director



         /s/ William R. Sigmon              March 30, 2000
         ----------------------------
         William R. Sigmon, Jr., Director



         /s/ R. Steve Aaron                 March 30, 2000
         ----------------------------
         R. Steve Aaron, Director



         /s/ W. Steve Ikerd                 March 30, 2000
         ----------------------------
         W. Steve Ikerd, Director



         /s/ Pat M. Moss                    March 30, 2000
         ----------------------------
         Pat M. Moss, Director

                                  EXHIBIT INDEX





         EXHIBIT
         NUMBER            EXHIBIT
         ------            -------


         13                1999 Annual Report to Shareholders
         27                Financial Data Schedule