Form 10QSB
period 2000-03-31
CATAWBA VALLEY BANCSHARES INC
filed 2000-05-12
CIK 1082471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of April 30, 2000, 1,495,351 shares of the Registrant common stock, $1.00 par value, were outstanding. The Registrant has no other classes of securities outstanding.

This report contains 9 pages.

                                                                        Page No.
PART 1.  FINANCIAL INFORMATION


ITEM 1 -    FINANCIAL STATEMENTS (UNAUDITED)

                Consolidated Statements of Financial Condition
                March 31, 2000 and December 31, 1999 ..........................3

                Consolidated Statements of Operations
                Three Months Ended March 31, 2000 and  1999 ...................4


                Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2000 and 1999 ....................5

                Notes to Consolidated Financial Statements ....................6

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS   ....................................7

PART II.    OTHER INFORMATION .................................................8

                Item 6.  Exhibits and Reports on Form 8-K .....................8

PART 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         CATAWBA VALLEY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               MARCH 31,      DECEMBER 31,
                                                                 2000            1999
                                                            -------------    -------------
                                                             (Unaudited)          (1)
                         ASSETS

Cash and due from banks                                     $   1,388,745    $   5,213,121
Interest bearing deposits in banks                              4,277,427        3,026,931
Federal funds sold                                              1,197,256        1,497,543
Time deposits in banks                                          1,386,968        2,277,968
Securities available for sale                                  17,581,407       15,755,543
Securities held to maturity,market value of
  $3,277,700 in 2000 and $ 1,607,909 in 1999                    3,323,133        1,650,946
Loans                                                          91,726,652       83,658,838
  Less allowance for loan losses                               (1,386,342)      (1,341,340)
                                                            -------------    -------------
  Net loans                                                    90,340,310       82,317,498
Federal Home Loan Bank                                            297,600          271,000
Bank premises and equipment                                     3,011,283        2,801,766
Other assets                                                    3,437,238        3,426,049
                                                            -------------    -------------
        Total assets                                        $ 126,241,367    $ 118,238,365
                                                            =============    =============


          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest-bearing demand                               $   7,580,280    $   7,021,108
  Money market and NOW accounts                                31,918,220       30,665,088
  Savings                                                       1,994,102        1,821,626
  Time , $100,000 and over                                     20,452,990       17,648,470
  Other time                                                   43,659,563       40,824,592
                                                            -------------    -------------
        Total deposits                                        105,605,155       97,980,884
Borrowings                                                      5,000,000        5,000,000
Accrued expenses and other liabilities                            317,723          236,710
                                                            -------------    -------------
        Total liabilities                                     110,922,878      103,217,594
                                                            -------------    -------------
Stockholders' equity
  Preferred stock, no par value, 1,000,000 shares
      authorized, none issed                                          -                -
Common stock, $1 par value, 9,000,000 shares
      authorized, 1,495,351 shares issued and outstanding       1,495,351        1,495,351
  Additional paid-in capital                                   13,602,333       13,602,333
  Retained earnings                                               615,387          301,140
  Accumulated other comprehensive loss                           (394,582)        (378,053)
                                                            -------------    -------------
        Total stockholders' equity                             15,318,489       15,020,771
                                                            -------------    -------------
        Total liabilities and stockholders' equity          $ 126,241,367    $ 118,238,365
                                                            =============    =============

(1) Derived from audited financial statements

                             See accompanying notes

                         CATAWBA VALLEY BANCSHARES, INC.
                COMSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                            2000         1999
                                                         ----------   ----------

Interest and fee income
  Loans                                                  $2,056,085    1,461,991
  Investment securities                                     323,659      178,925
  Federal funds sold                                         11,464       23,321
  Time deposits                                              23,236       34,091
  Interest-bearing deposits with banks                       45,361       43,295
                                                         ----------   ----------
     Total interest income                                2,459,805    1,741,623
                                                         ----------   ----------

Interest expense:
  Time deposits, $100,000 and over                          281,604      198,073
  Other deposits                                            948,570      683,826
  Borrowings                                                 77,856            0
                                                         ----------   ----------
    Total interest expense                                1,308,030      881,899
                                                         ----------   ----------
    Net interest income                                   1,151,775      859,724
Provision for loan losses                                    86,972       99,263
                                                         ----------   ----------
    Net interest income after provision for loan losses   1,064,803      760,461
                                                         ----------   ----------
Non-interest income:
  Service charges on deposit accounts                        93,178       59,408
  Other                                                     119,107      141,431
                                                         ----------   ----------
    Total non-interest income                               212,285      200,839
                                                         ----------   ----------
Non-interest expenses
  Compensation and employee benefits                        401,204      297,834
  Occupancy and equipment                                   125,181       75,875
  Professional Fees                                          25,835       33,496
  Stationery, printing and supplies                          24,680       19,096
  Advertising and business promotion                         33,797       32,957
  Data processing                                            85,556       61,085
  Other                                                      95,743       82,013
                                                         ----------   ----------
    Total non-interest expense                              791,996      602,356
                                                         ----------   ----------
    Income before income taxes                              485,092      358,944
Income taxes                                                170,845      131,786
                                                         ----------   ----------
    Net income                                           $  314,247   $  227,158
                                                         ==========   ==========

Net income per common share
   Basic                                                 $     0.21   $     0.15
   Diluted                                               $     0.20   $     0.14
                                                         ==========   ==========

                             See accompanying notes

                         CATAWBA VALLEY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2000            1999
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                                              $    314,247    $    227,158
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation & amortization                                                59,487          37,175
     Provision for loan losses                                                  86,972          99,263
     (Increase)decrease in other assets                                        (11,189)        554,762
     Increase(decrease) in other liabilities                                    81,013        (241,428)
                                                                          ------------    ------------
          Net cash provided by (used in) operating activities                  530,530         676,930
                                                                          ------------    ------------
Cash flows from investing activities:
  (Increase)decrease in time deposits with other financial institutions        891,000             978
  Purchase of securities available for sale                                 (2,170,128)     (2,076,200)
  Purchase of securities held to maturity                                   (1,698,901)       (360,000)
  Purchase of Federal Home Loan Bank stock                                     (26,600)              0
  Collections and maturities of securities available for sale                  228,084         928,563
  Collections and maturities of securities held to maturity                     24,908          28,222
  Net increase in loans                                                     (8,067,814)     (6,901,215)
  Purchases or premises and equipment                                         (209,517)       (453,789)
                                                                          ------------    ------------
          Net cash used in investing activities                            (11,028,968)     (8,833,441)
                                                                          ------------    ------------
Cash flows from financing activities:
  Net increase in deposit accounts                                           7,624,271       6,840,163
                                                                          ------------    ------------

          Net increase(decrease) in cash and cash equivalents               (2,874,167)     (1,316,348)

Cash and cash equivalents, beginning of period                               9,737,595      11,595,786
                                                                          ------------    ------------
Cash and cash equivalents, end of period                                  $  6,863,428    $ 10,279,438
                                                                          ============    ============

                             See accompanying notes

                         CATAWBA VALLEY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the Financial Information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Financial information as of and for the three month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles. The Financial Statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and it's wholly-owned subsidiary, Catawba Valley Bank, (the "Bank"). Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that maybe expected for the fiscal year ending December 31, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Financial Statements filed as part of the Company's 1999 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - EARNINGS PER SHARE

Basic and diluted net income per share is computed based on the weighted average, number of shares outstanding during each period after retroactively adjusting for the stock dividends. Diluted net income per share reflects the potential direction that could occur if securities or other were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Bank.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.
                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                  2000       1999
                                               ---------   ---------
Weighted average number of common
shares used in computing basic net income
per share                                      1,495,351   1,487,101

Effect of dilutive stock options                  90,227     125,347
                                               ---------   ---------

Weighted average number of common shares
and dilutive potential common shares used in
computing dilutied net income per share        1,585,578   1,612,448
                                               ---------   ---------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

During the three months ended March 31, 2000, total assets increased $8.0 million or 6.7% from $118.2 million to $126.2 million. Total loans outstanding increased $8.1 million or 9.6% for the same period. The growth in these areas was funded by a $7.6 million or 7.8% increase in deposits.

The Bank operates three full service branches, and actively solicits loans and deposits.

Total stockholders' equity increased $297,718 for the three-month period ended March 31, 2000. The increase resulted principally from net income of $314,247 for the three months. At March 31, 2000 the Bank continued to exceed all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

Net Income. Net income for the quarter ended March 31, 2000 was $314,247 or $.21 per share, as compared with net income of $227,158 or $.15 per share for the three months ended March 31, 1999, an increase of $87,089 or $.06 per share. Increases in net interest income and non-interest income for the quarter ended March 31, 2000 of $292,051 and $11,446, respectively were offset by an increase in non-interest expenses of $189,640.

Net Interest Income. Net interest income for the quarter ended March 31, 2000 was $1,151,775 as compared with $859,724 during the quarter ended March 31, 1999, an increase of $292,051 that resulted principally from an increased level of interest earning assets during the current quarter. Average interest earning assets were approximately $25.5 million higher during the quarter ended March 31, 2000 as compared with the quarter ended March 31, 1999.

Provision for Loan Losses. The provision for loan losses was $86,972 and $99,263 for the quarters ended March 31, 2000 and 1999 respectively. There were net loan charge offs of $41,967 during the quarter ended March 31, 2000 as compared with the net recoveries of $9,331 during the quarter ended March 31, 1999. At March 31, 2000, non- accrual loans aggregated $206,872.

Non Interest Income. Non interest income was $212,285 for the quarter ended March 31, 2000 compared to $200,839 for the quarter ended March 31, 1999, an increase of $11,446. This increase resulted principally from an increase of $33,770 in service charges on deposit accounts that was offset by a decrease in other non-interest income of $22,324.

Non Interest Expense. Non interest expense increased to $791,996 during the quarter ended March 31, 2000 as compared to $602,356 for the quarter ended March 31, 1999, an increase of $189,640. The primary factor contributing to this increase was an increase of $152,676 in compensation and occupancy expenses during the current quarter that was attributable to the fact that the Bank opened it's third full service branch late in the First Quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and repayments of mortgage backed securities. External sources of funds include increases in deposits and advances from the Federal Home Loan Bank of Atlanta.

At March 31, 2000, liquid assets comprised 21.4 % of total assets. Management believes that it will have sufficient funds available to meet it anticipated future loan commitments as well as other liquidity needs.

At March 31, 2000 the Bank exceeded all applicable Regulatory Capital requirements


PART II OTHER INFORMATION:

         A) Exhibits

         (27) Financial Data Schedule

         B) Reports on Form 8-K


          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf. By the undersigned , there onto duly authorized.

                                      CATAWBA VALLEY
                                      BANCSHARES, INC


Date:  May 12, 2000                   By: /s/ R. Steve Aaron
                                          -------------------------------------
                                          R. Steve Aaron
                                          President and Chief Executive Officer


Date:  May 12, 2000                   By: /s/ G. Marvin Lowder
                                          -------------------------------------
                                          G. Marvin Lowder
                                          Chief Financial Officer