Form 10QSB
period 2000-06-20
CATAWBA VALLEY BANCSHARES INC
filed 2000-08-14
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

       For the transition period ended
                                       --------------------------------------

                         Commission File Number 0-26551
                                                -------

                         CATAWBA VALLEY BANCSHARES, INC.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               North Carolina                                  56-2137427
--------------------------------------------             ----------------------
       (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                    Identification Number)


                    1039 SECOND STREET NE, HICKORY, NC 28601
-------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (828) 431-2300
       -----------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of July 31, 2000, 1,495,351 shares of the issuer's common stock, no par value, were outstanding.

This report contains 10 pages.

                                                                                                           Page No.
                                                                                                           --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  June 30, 2000 and December 31, 1999..............................................          3

                  Consolidated Statements of Operations
                  Three Months and Six Months  Ended June 30, 2000 and 1999........................          4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999..........................................          5

                  Notes to Consolidated Financial Statements.......................................          6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................          7

Part II. Other Information

                  Item 4.  Submission of Matters to a Vote of Securities Holders...................         10

                  Item 6.  Exhibits and Reports on Form 8-K........................................         10

Part I.  Financial Information
Item 1 - Financial Statements

                             Catawba Valley Bancshares, Inc. and Subsidiary
                             Consolidated Statements of Financial Condition
-------------------------------------------------------------------------------------------------------------------

                                                                                 June 30,
                                                                                   2000             December 31,
ASSETS                                                                          (Unaudited)             1999*
                                                                            ------------------   ------------
Cash and due from banks                                                     $        1,165,189   $        5,213,121
Interest-bearing deposits with banks                                                 6,789,438            3,026,931
Federal funds sold                                                                   1,353,711            1,497,543
Time deposits in banks                                                               1,386,968            2,277,968
Securities available for sale                                                       24,342,211           15,755,543
Securities held to maturity, market value of
   $1,505,219 in 2000 and $1,607,909 in 1999                                         1,544,847            1,650,946

Loans                                                                               98,297,902           83,658,838
Allowance for loan losses                                                           (1,509,446)          (1,341,340)
                                                                            ------------------   ------------------
                                                               NET LOANS            96,788,456           82,317,498

Federal Home Loan Bank                                                                 400,000              271,000
Bank premises and equipment                                                          3,085,741            2,801,766
Other assets                                                                         2,900,909            3,426,049
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $      139,757,470   $      118,238,365
                                                                            ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest-bearing demand                                              $        8,066,999   $        7,021,108
   Money market and NOW accounts                                                    33,347,801           30,665,088
   Savings                                                                           2,138,466            1,821,626
   Time, $100,000 and over                                                          24,007,499           17,648,470
   Other time                                                                       48,272,859           40,824,592
                                                                            ------------------   ------------------

                                                          TOTAL DEPOSITS           115,833,624           97,980,884

Borrowings                                                                           8,000,000            5,000,000
Accrued expenses and other liabilities                                                 256,019              236,710
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES           124,089,643          103,217,594
                                                                            ------------------   ------------------
Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                                                                 -                    -
   Common stock, $1 par value, 9,000,000 shares
     authorized, 1,495,351 shares issued and outstanding                             1,495,351            1,495,351
   Additional paid-in capital                                                       13,602,333           13,602,333
   Retained earnings                                                                   917,320              301,140
   Accumulated other comprehensive loss                                               (347,177)            (378,053)
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY            15,667,827           15,020,771
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $      139,757,470   $      118,238,365
                                                                            ==================   ==================

* Derived from audited financial statements

See accompanying notes.

                                  Catawba Valley Bancshares, Inc. and Subsidiary
                                 Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended               Six Months ended
                                                              June 30,                         June 30,
                                                   ------------------------------   ------------------------------
                                                        2000            1999            2000              1999
                                                   -------------   --------------   -------------   --------------
INTEREST INCOME
   Loans                                           $   2,423,562   $    1,585,928   $   4,479,647   $    3,053,375
   Investment securities                                 373,937          196,357         697,596          375,282
   Federal funds sold                                     20,531           29,013          31,995           52,334
   Time deposits                                          22,282           35,258          45,518           69,349
   Interest-bearing deposits with banks                   61,271           48,239         106,632           91,534
                                                   -------------   --------------   -------------   --------------

                          TOTAL INTEREST INCOME        2,901,583        1,894,795       5,361,388        3,641,874
                                                   -------------   --------------   -------------   --------------

INTEREST EXPENSE
   Time deposits, $100,000 and over                      348,538          198,074         630,142          420,019
   Other deposits                                      1,043,950          767,924       1,992,520        1,427,878
   Borrowings                                            115,176                -         193,032                -
                                                   -------------   --------------   -------------   --------------

                         TOTAL INTEREST EXPENSE        1,507,664          965,998       2,815,694        1,847,897
                                                   -------------   --------------   -------------   --------------

                            NET INTEREST INCOME        1,393,919          928,797       2,545,694        1,793,977

PROVISION FOR LOAN LOSSES                                135,000           74,724         221,972          173,987
                                                   -------------   --------------   -------------   --------------

                     NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES        1,258,919          854,073       2,323,722        1,619,990
                                                   -------------   --------------   -------------   --------------

NON-INTEREST INCOME
   Service charges on deposit accounts                   115,591           69,258         208,769          128,666
   Other                                                  77,465          138,550         196,572          274,525
                                                   -------------   --------------   -------------   --------------

                      TOTAL NON-INTEREST INCOME          193,056          207,808         405,341          403,191
                                                   -------------   --------------   -------------   --------------

NON-INTEREST EXPENSE
   Compensation and employee benefits                    424,086          316,081         825,290          613,915
   Occupancy and equipment                               112,624           96,143         237,805          172,018
   Professional fees                                      27,266           56,349          53,101           89,845
   Stationery, printing and supplies                       7,907           20,634          32,587           39,730
   Advertising and business promotion                     47,678           43,598          81,475           76,555
   Data processing                                        83,279           61,085         168,835          121,268
   Other                                                 147,328           97,461         243,071          178,876
                                                   -------------   --------------   -------------   --------------

                     TOTAL NON-INTEREST EXPENSE          850,168          691,351       1,642,164        1,292,207
                                                   -------------   --------------   -------------   --------------

                     INCOME BEFORE INCOME TAXES          601,807          370,530       1,086,899          730,974

INCOME TAXES                                             210,153          138,492         380,998          271,778
                                                   -------------   --------------   -------------   --------------

                                     NET INCOME    $     391,654   $      232,038   $     705,901   $      459,196
                                                   =============   ==============   =============   ==============

BASIC NET INCOME PER COMMON
   SHARE                                           $        0.26   $        0.16    $        0.47   $         0.31
                                                   =============   =============    =============   ==============

DILUTED NET INCOME PER COMMON
   SHARE                                           $        0.25   $        0.14    $        0.45   $         0.28
                                                   =============   =============    =============   ==============

DIVIDEND PER COMMON SHARE                          $           -   $            -   $         .06   $             -
                                                   =============   ==============   =============   ===============

See accompanying notes.

                                  Catawba Valley Bancshares, Inc. and Subsidiary
                                 Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                        2000              1999
                                                                                   --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $      705,901   $       459,196
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization                                                        117,729            89,658
     Issuance of stock options                                                                  -            65,025
     Provision for loan losses                                                            221,972           173,987
     Deferred income taxes                                                                (15,906)                -
     Change in assets and liabilities:
       Increase in accrued interest receivable                                           (209,531)          (84,200)
       (Increase) decrease in other assets                                                734,671          (422,324)
       Increase (decrease) in accrued expenses and other liabilities                       19,309          (423,137)
                                                                                   --------------   ---------------

                                                        NET CASH PROVIDED (USED)
                                                         BY OPERATING ACTIVITIES        1,574,145          (141,795)
                                                                                   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in time deposits with other financial institutions                            891,000               978
   Purchase of securities available for sale                                           (9,330,415)       (6,075,000)
   Purchase of securities held to maturity                                               (304,122)         (360,000)
   Purchase of Federal Home Loan Bank stock                                              (129,000)                -
   Collections and maturities of securities available for sale                            416,777         3,314,687
   Collections and maturities of securities held to maturity                               64,888            93,759
   Net increase in loans                                                              (14,639,064)      (11,209,935)
   Proceeds from sale of foreclosed real estate                                           547,490                 -
   Purchases of premises and equipment                                                   (283,975)         (720,186)
                                                                                   --------------   ---------------

                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES      (22,766,421)      (14,955,697)
                                                                                   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                            17,852,740        12,494,430
   Proceeds from borrowings                                                             3,000,000                 -
   Cash dividends paid                                                                    (89,721)                -
                                                                                   --------------   ---------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES       20,763,019        12,494,430
                                                                                   --------------   ---------------

                                                            NET DECREASE IN CASH
                                                            AND CASH EQUIVALENTS         (429,257)       (2,603,062)

CASH AND CASH EQUIVALENTS, BEGINNING                                                    9,737,595        11,595,786
                                                                                   --------------   ---------------

                                               CASH AND CASH EQUIVALENTS, ENDING   $    9,308,338   $     8,992,724
                                                                                   ==============   ===============

See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Catawba Valley Bank. Operating results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 1999 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. In accordance with generally accepted accounting principles, employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

                                               Three months ended            Six months ended
                                                    June 30,                     June 30,
                                          ---------------------------   ----------------------------
                                              2000           1999            2000           1999
                                          ------------   ------------   -------------   ------------
Weighted average number of common
   shares used in computing basic net
   income per share                          1,495,351      1,495,351       1,495,351      1,491,226

Effect of dilutive stock options                77,733        125,639          74,942        125,494
                                          ------------   ------------   -------------   ------------
Weighted average number of common shares
   and dilutive potential common shares
   used in computing diluted net
   income per share                          1,573,084      1,620,990       1,570,293      1,616,720
                                          ============   ============   =============   ============

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2000 and 1999, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $439,059 and $125,817, respectively.

For the six months ended June 30, 2000 and 1999, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $736,777 and $183,302, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Consolidated total assets increased by $21.5 million during the six months ended June 30, 2000, from $118.2 million at December 31, 1999 to $139.7 million at June 30, 2000. During the six months, the Company generated strong loan growth, as net loans increased by $14.5 million to $96.8 million. In addition, investment securities increased by $8.5 million to $25.9 million. The growth in these areas was funded by increases in Deposits and Borrowings of $17.8 million and $3.0 million, respectively, with the balance of the funding provided from liquid assets.

Total stockholders' equity was $15.7 million at June 30, 2000 as compared with $15.0 million at December 31, 1999, an increase of $647,000. The increase resulted principally from the Company's net income for the six months of $706,000. During the second quarter of 2000, the Company paid a cash dividend for the first time of $90,000, or $.06 per share. At June 30, 2000, both the Company and the Bank continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Income. Net income for the quarter ended June 30, 2000 was $392,000 or $.26 per share, as compared with net income of $232,000, or $.16 per share, for the three months ended June 30, 1999, an increase of $160,000 or $.10 per share. An increase of $465,000 in net interest income for the current quarter was offset by increases of $159,000 in non-interest expenses, $60,000 in the provision for loan losses, and $72,000 in the provision for income taxes.

Net Interest Income. Net interest income for the quarter ended June 30, 2000 was $1.4 million as compared with $929,000 during the quarter ended June 30, 1999, an increase of $465,000, that resulted principally from an increased level of interest earning assets during the quarter. Average interest earning assets were approximately $32.4 million higher during the quarter ended June 30, 2000 as compared with the quarter ended June 30, 1999.

Provision for Loan Losses. The provision for loan losses was $135,000 and $75,000 for the quarters ended June 30, 2000 and 1999, respectively. There were net loan charge offs of $12,000 during the quarter ended June 30, 2000 as compared with the net loan charge offs of $72,000 during the quarter ended June 30, 1999. At June 30, 2000 nonaccrual loans aggregated $6,000.

Non-Interest Income. Non-interest income was $193,000 for the quarter ended June 30, 2000 compared to $208,000 for the quarter ended June 30, 1999, a decrease of $15,000.

Non-Interest Expenses. Other expenses increased to $850,000 during the quarter ended June 30, 2000 as compared with $691,000 for the quarter ended June 30, 1999, an increase of $159,000, resulting principally from increases in salaries and employee benefits, occupancy and equipment, and data processing aggregating $147,000. These increases are primarily attributable to the opening of the Bank's third full service branch late in the first quarter of 1999.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34.9% and 37.4% for the three months ended June 30, 2000 and 1999, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net Income. Net income for the six months ended June 30, 2000 was $706,000 or $.47 per share, as compared with net income of $459,000, or $.31 per share, for the six months ended June 30, 1999, an increase of $247,000 or $.16 per share. An increase of $752,000 in net interest income for the current quarter was offset by increases of $350,000 in non-interest expenses, $48,000 in the provision for loan losses, and $109,000 in the provision for income taxes.

Net Interest Income. Net interest income was $2.5 million during the six months ended June 30, 2000 as compared with $1.8 million during the corresponding period of the previous fiscal year, an increase of $752,000. This increase resulted principally from an increased level of interest-earning assets during the six months ended June 30, 2000. Additionally, as interest rates have risen, the net interest margin has increased by 15 basis points during the current period.

Provision for Loan Losses. The provision for loan losses was $222,000 and $174,000 for the six months ended June 30, 2000 and 1999, respectively. There were net loan charge offs of $54,000 for the six months ended June 30, 2000 as compared with net loan charge offs of $18,000 during the six months ended June 30, 1999. At June 30, 2000, nonaccrual loans aggregated $6,000.

Non-Interest Income. Non-interest income was $405,000 for the six months ended June 30, 2000 compared to $403,000 for the six months ended June 30, 1999, an increase of $2,000.

Non-Interest Expenses. Other expenses increased to $1.6 million during the six months ended June 30, 2000 as compared with $1.3 million for the six months ended June 30, 1999, an increase of $350,000, resulting principally from increases in salaries and employee benefits, occupancy and equipment, and data processing aggregating $325,000. These increases are primarily attributable to the opening of the Bank's third full service branch late in the first quarter of 1999.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.0% and 37.1% for the six months ended June 30, 2000 and 1999, respectively.

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

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and repayments of mortgage backed securities. External sources of funds consist of increases in deposits and borrowings.

At June 30, 2000, liquid assets comprised 26% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Part II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held on April 25, 2000. Of 1,495,351 shares entitled to vote at the meeting, 1,241,164 shares voted. The following matters were voted on at the meeting:

            1.   Election of Directors

                 Robert P. Huntley, Cloyd Hugh Propst, Jr., and Howard L. Pruitt were all elected to three-year terms with 99.8% of shares voted.

            2. Dixon Odom PLLC was ratified to serve as independent auditor for the year ending December 31, 2000 with 99.9% of the shares voted.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27) Financial data schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CATAWBA VALLEY BANCSHARES, INC.


Date:  August 14, 2000             By:   /s/ R. Steve Aaron
                                         -------------------------------------
                                         R. Steve Aaron
                                         President and Chief Executive Officer



Date: August 14, 2000              By:   /s/ G. Marvin Lowder
                                         -------------------------------------
                                         G. Marvin Lowder
                                         Chief Financial Officer