Form 10QSB
period 2000-09-30
CATAWBA VALLEY BANCSHARES INC
filed 2000-11-14
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                      For the transition period ended__________________


                         Commission File Number 0-26551
                                                -------

                         CATAWBA VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
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


                                 (828) 431-2300
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ----

As of October 31, 2000, 1,495,351 shares of the issuer's common stock, no par value, were outstanding.

This report contains 10 pages.

                                                                                                           Page No.
                                                                                                           --------

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  September 30, 2000 and December 31, 1999.........................................          3

                  Consolidated Statements of Operations
                  Three Months and Nine Months  Ended September 30, 2000 and 1999..................          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999....................................          5

                  Notes to Consolidated Financial Statements.......................................          6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....          7

Part II.      Other Information


                  Item 6.  Exhibits and Reports on Form 8-K........................................          9

Part I.  Financial Information
Item 1 - Financial Statements

                 Catawba Valley Bancshares, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------------------------------------------

                                                                               September 30,
                                                                                   2000             December 31,
ASSETS                                                                          (Unaudited)             1999*
                                                                            ------------------   ------------------
Cash and due from banks                                                     $          874,324   $        5,213,121
Interest-bearing deposits with banks                                                 2,467,514            3,026,931
Federal funds sold                                                                   1,594,687            1,497,543
Time deposits in banks                                                                 890,968            2,277,968
Securities available for sale                                                       27,229,297           15,755,543
Securities held to maturity, market value of
   $1,512,993 in 2000 and $1,607,909 in 1999                                         1,522,913            1,650,946

Loans                                                                              107,008,730           83,658,838
Allowance for loan losses                                                           (1,442,163)          (1,341,340)
                                                                            -------------------  ------------------
                                                               NET LOANS           105,566,567           82,317,498

Federal Home Loan Bank                                                                 400,000              271,000
Bank premises and equipment                                                          3,143,557            2,801,766
Other assets                                                                         2,959,283            3,426,049
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $      146,649,110   $      118,238,365
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest-bearing demand                                              $        9,094,983   $        7,021,108
   Money market and NOW accounts                                                    34,833,272           30,665,088
   Savings                                                                           2,083,216            1,821,626
   Time, $100,000 and over                                                          26,244,922           17,648,470
   Other time                                                                       49,776,553           40,824,592
                                                                            ------------------   ------------------

                                                          TOTAL DEPOSITS           122,032,946           97,980,884

Borrowings                                                                           8,000,000            5,000,000
Accrued expenses and other liabilities                                                 423,411              236,710
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES           130,456,357          103,217,594
                                                                            ------------------   ------------------

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                                                                 -                    -
   Common stock, $1 par value, 9,000,000 shares
     authorized, 1,495,351 shares issued and outstanding                             1,495,351            1,495,351
   Additional paid-in capital                                                       13,602,333           13,602,333
   Retained earnings                                                                 1,327,017              301,140
   Accumulated other comprehensive loss                                               (231,948)            (378,053)
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY            16,192,753           15,020,771
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $      146,649,110   $      118,238,365
                                                                            ==================   ==================

* Derived from audited financial statements
See accompanying notes.


                 Catawba Valley Bancshares, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                   ------------------------------   ------------------------------
                                                        2000            1999            2000              1999
                                                   -------------   --------------   -------------   --------------
INTEREST INCOME
   Loans                                           $   2,549,175   $    1,781,463   $   7,028,822   $    4,834,838
   Investment securities                                 466,442          244,992       1,164,038          620,274
   Federal funds sold                                     24,687           34,313          56,682           86,647
   Time deposits                                          17,727           34,383          63,245          103,732
   Interest-bearing deposits with banks                   66,080           41,050         172,712          132,584
                                                   -------------   --------------   -------------   --------------

                          TOTAL INTEREST INCOME        3,124,111        2,136,201       8,485,499        5,778,075
                                                   -------------   --------------   -------------   --------------

INTEREST EXPENSE
   Time deposits, $100,000 and over                      399,955          234,379       1,030,097          654,398
   Other deposits                                      1,171,602          809,470       3,164,122        2,237,348
   Borrowings                                            131,534                0         324,566                0
                                                   -------------   --------------   -------------   --------------

                         TOTAL INTEREST EXPENSE        1,703,091        1,043,849       4,518,785        2,891,746
                                                   -------------   --------------   -------------   --------------

                            NET INTEREST INCOME        1,421,020        1,092,352       3,966,714        2,886,329

PROVISION FOR LOAN LOSSES                                210,000          141,379         431,972          315,366
                                                   -------------   --------------   -------------   --------------

                     NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES        1,211,020          950,973       3,534,742        2,570,963
                                                   -------------   --------------   -------------   --------------

NON-INTEREST INCOME
   Service charges on deposit accounts                   110,821           71,981         319,590          200,647
   Other                                                 112,357          111,956         308,929          386,481
                                                   -------------   --------------   -------------   --------------

                      TOTAL NON-INTEREST INCOME          223,178          183,937         628,519          587,128
                                                   -------------   --------------   -------------   --------------

NON-INTEREST EXPENSE
   Compensation and employee benefits                    411,097          351,079       1,236,387          964,994
   Occupancy and equipment                               117,878          113,532         355,683          285,550
   Professional fees                                      26,381           48,894          79,482          138,739
   Stationery, printing and supplies                      15,769           24,161          48,356           63,891
   Advertising and business promotion                     47,139           40,267         128,614          116,822
   Data processing                                        85,449           58,783         254,284          180,051
   Other                                                 113,487           95,662         356,558          274,538
                                                   -------------   --------------   -------------   --------------

                     TOTAL NON-INTEREST EXPENSE          817,200          732,378       2,459,364        2,024,585
                                                   -------------   --------------   -------------   --------------

                     INCOME BEFORE INCOME TAXES          616,998          402,532       1,703,897        1,133,506

INCOME TAXES                                             207,301          142,615         588,299          414,393
                                                   -------------   --------------   -------------   --------------

                                     NET INCOME    $     409,697   $      259,917   $   1,115,598   $      719,113
                                                   =============   ==============   =============   ==============

NET INCOME PER COMMON SHARE
   Basic                                           $        0.27   $        0.17    $        0.75   $         0.48
                                                   =============   =============    =============   ==============

   Diluted                                         $        0.27   $        0.16    $        0.71   $         0.45
                                                   =============   =============    =============   ==============

Basic                                                  1,495,351        1,495,351       1,495,351        1,492,057
Effect of stock options                                   28,517           90,869          70,442          100,026
                                                   -------------   --------------   -------------   --------------

Diluted                                                1,523,868        1,586,220       1,565,793        1,592,083
                                                   =============   ==============   =============   ==============


See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           2000            1999
                                                                                       ------------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $1,115,598      $719,113
   Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
     Depreciation and amortization                                                        153,349       146,045
     Issuance of stock options                                                                  0        65,025
     Deferred income taxes                                                                 19,689             0
     Provision for loan losses                                                            431,972       315,366
     Change in assets and liabilities:
       Increase in accrued interest receivable                                           (447,994)     (309,802)
       (Increase) decrease in other assets                                                914,760       497,004
       (Increase) decrease in accrued expenses and other liabilities                      186,701      (231,697)
                                                                                        ---------     ---------

                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES     2,374,075     1,201,054
                                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in time deposits with other financial institutions                          1,387,000       197,978
   Purchase of securities available for sale                                          (11,874,195)   (7,778,560)
   Purchase of securities held to maturity                                               (304,122)     (460,000)
   Purchase of Federal Home Loan Bank stock                                              (129,000)            0
   Collections and maturities of securities available for sale                            621,812     2,752,231
   Collections and maturities of securities held to maturity                               67,965        32,441
   Net increase in loans                                                              (23,940,321)  (19,373,587)
   Proceeds from sale of foreclosed real estate                                           547,490             0
   Purchase of premises and equipment                                                    (514,115)     (845,949)
                                                                                        ---------     ---------

                                                                   NET CASH USED BY
                                                               INVESTING ACTIVITIES   (34,137,486)  (25,475,446)
                                                                                       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                            24,052,062    22,007,249
   Increase in borrowed funds                                                           3,000,000             0
   Cash dividends paid                                                                    (89,721)            0
                                                                                      -----------  ------------

                                                               NET CASH PROVIDED BY
                                                               FINANCING ACTIVITIES    26,962,341    22,007,249
                                                                                       ----------  ------------

                                                               NET DECREASE IN CASH
                                                               AND CASH EQUIVALENTS    (4,801,070)   (2,267,143)

CASH AND CASH EQUIVALENTS, BEGINNING                                                    9,737,595    11,595,786

                                                  CASH AND CASH EQUIVALENTS, ENDING    $4,936,525    $9,328,643
                                                                                       ==========    ==========

                 Catawba Valley Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Catawba Valley Bank. Operating results for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

                                                          Three months ended    Nine months ended
                                                              September 30,       September 30
                                                           2000        1999     1999        2000
                                                        ---------   ---------  ---------  ---------
Weighted average number of common shares used
    in computing basic net Income per share             1,495,351   1,495,351  1,495,351  1,492,057

Effect of dilutive stock options                           28,517      90,869     70,442    100,026
                                                        ---------   ---------  ---------  ---------
Weighted average number of common shares
    and dilutive potential common shares used
    in computing diluted net income per share           1,523,868   1,586,220  1,565,793  1,592,083
                                                        ---------   ---------  ---------  ---------

NOTE C - COMPREHENSIVE INCOME

For the nine months ended September 30, 2000 and 1999, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $(231,948) and $(305,151), respectively.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

During the nine months ended September 30, 2000, total assets increased $28.4 million 24.0% from $118.2 million to $146.6 million. Total loans outstanding increased $23.3 million or 27.9% for the same period. The growth in these areas was funded by a $24.1 million or 24.6% increase in deposits, and a $3.0 million increase in borrowings.

The Bank operates three full service branches and actively solicits loans and deposits.

Total stockholders' equity increased $1.2 million for the nine month period ended September 30, 2000. The increase resulted principally from net income of $1.1 million for the nine months. At September 30, 2000 the Bank continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net Income. Net income for the quarter ended September 30, 2000 was $409,697 or $.27 per share, as compared with net income of $259,917 for $.17 per share for the three months ended September 30, 1999, an increase of $149,780 or $.10 per share. An increase in net interest income for the quarter ended September 30, 2000 of $328,668 and a increase in non interest income of $39,241 was offset by increase in non interest expense of $84,822.

Net Interest Income. Net interest income for the quarter ended September 30, 2000 was $1,421,020 as compared with $1,092,352 during the quarter ended September 30, 1999 an increase of $328,668, that resulted principally from an increased level of interest earning assets during the quarter. Average interest earning assets were approximately $47.4 million higher during the quarter ended September 30, 2000 as compared with the quarter ended September 30, 1999.

Provision for Loan Losses. The provision for loan losses was $210,000 and $141,379 for the quarters ended September 30, 2000 and 1999 respectively. There were net loan charge offs of $277,283 during the quarter ended September 30, 2000 as compared with the net charge offs of $65,974 during the quarter ended September 30, 1999. At September 30, 2000 non accrual loans aggregated $250,441.

Non Interest Income. Non interest income was $223,178 for the quarter ended September 30, 2000 compared to $183,937 for the quarter ended September 30, 1999 an increase of $39,241. This increase resulted principally from an increase of $38,840 in service charges on deposit accounts and an increase in other non interest income of $401.

Non Interest Expense. Non interest expense increased to $817,200 during the quarter ended September 30, 2000 as compared to $732,378 for the quarter ended September 30, 1999, an increase of $84,822. The Primary facts contributing to this increase was an increase of $86,684 in compensation and data processing, that was attributable to the Bank opening it's third full service branch late in the first quarter of 1999.

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net Income. Net income for the nine months ended September 30, 2000 was $1,115,598 or $.75 per share, as compared with net income of $719,113 or $.48 per share for the nine months ended September 30, 1999 an increase of $396,485 or $.27 per share. An increase in net interest income of $1,080,385 and an increase in non interest income of $41,391 for the nine month period were off set by an increase in non interest expense of $434,779.

Net Interest Income. Net interest income was $4.0 million during the nine months ended September 30, 2000 as compared with 2.9 million during the corresponding period of the previous fiscal year, an increase of $1.1 million. The yield on interest earning assets and the cost of funds have increased during this rising interest rate environment. The net interest margin has decreased by 12 basis points.

Provision for Loan Losses. The provision for the loan losses was $431,972 and $315,366 for the nine months ended September 30, 2000 and 1999 respectively. There were net loan charge offs of $331,148 for the nine months ended September 30, 2000 as compared with net charge offs of $84,442 during the nine months ended September 30, 1999. At September 30, 2000, non accrual loans aggregated $250,441.

Non Interest Income. Non interest income was $628,519 for the nine months ended September 30, 2000 compared to $587,128 for the nine month ended September 30, 1999 an increase of $41,391. This increase resulted principally from an increase of $118,943 in service charges on deposit accounts that was offset by a decrease in other non interest income of $77,552.

Non Interest Expense. Non interest expense increased to $2,459,364 during the nine months ended September 30, 2000 as compared to $2,024,585 for the nine months ended September 30, 1999, an increase of $434,779. The Primary facts contributing to this increase was an increase of $415,759 in compensation, occupancy expense and data processing expense. That was attributable to the Bank opening it's' third full service branch late in the first quarter of 1999.

Liquidity and Capital Resources

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addressees the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise,

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and repayments of mortgage backed securities. The external source of funds is an increase in deposits.

At September 30, 2000, liquid assets comprised 22 % of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments" as well as other liquidity needs.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27) Financial data schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CATAWBA VALLEY BANCSHARES, INC.


Date:  November 10, 2000             By:   /s/ R. Steve Aaron
                                           ------------------
                                           R. Steve Aaron
                                           President and Chief Executive Officer



Date: November 10, 2000              By:   /s/ G. Marvin Lowder
                                           --------------------
                                           G. Marvin Lowder
                                           Chief Financial Officer