Form 10QSB
period 2001-03-31
CATAWBA VALLEY BANCSHARES INC
filed 2001-05-14
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                   For the transition period ended ____________


                         Commission File Number 0-26551


                         CATAWBA VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               North Carolina                            56-2137427
-------------------------------------        -----------------------------------
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)              Identification Number)


                    1039 SECOND STREET NE, HICKORY, NC 28601
--------------------------------------------------------------------------------
                     (Address of principal executive office)


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
Yes X  No
   ---   ---

As of April 30, 2001, 1,644,886 shares of the issuer's common stock, no par value, were outstanding.

This report contains 10 pages.


                                                                                                           Page No.

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  March 31, 2001 and December 31, 2000.............................................          3

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2001 and 2000.......................................          4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000.......................................          5

                  Notes to Consolidated Financial Statements.......................................          6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....          7

Part II.      Other Information

                  Item 6.  Exhibits and Reports on Form 8-K........................................          9

Part I.  Financial Information
Item 1 - Financial Statements

                 Catawba Valley Bancshares, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                 March 31,
                                                                                   2001             December 31,
ASSETS                                                                          (Unaudited)             2000*
                                                                            ------------------   ------------------


Cash and due from banks                                                     $        1,014,723   $        1,464,535
Interest-bearing deposits with banks                                                12,549,763            2,527,781
Federal funds sold                                                                   1,814,437            1,711,825
Time deposits in banks                                                                 296,978              593,978
Securities available for sale                                                       35,875,455           32,010,857


Loans                                                                             117,574,183           112,719,740
Allowance for loan losses                                                           (1,745,846)          (1,653,831)
                                                                            ------------------   ------------------
                                                               NET LOANS           115,828,337          111,065,909

Federal Home Loan Bank                                                                 750,000              500,000
Bank premises and equipment                                                          3,720,267            3,393,934
Other assets                                                                         2,334,415            2,383,265
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $      174,184,375   $      155,652,084
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest-bearing demand                                              $       12,212,545   $        8,928,234
   Money market and NOW accounts                                                    40,167,834           38,365,504
   Savings                                                                           2,521,336            2,030,698
   Time, $100,000 and over                                                          31,035,286           28,678,481
   Other time                                                                       54,853,006           52,139,751
                                                                            ------------------   ------------------

                                                          TOTAL DEPOSITS          140,790,007           130,142,668

Borrowings                                                                          15,000,000            8,000,000
Accrued expenses and other liabilities                                                 579,537              529,361
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES           156,639,544          138,672,029
                                                                            ------------------   -------------------

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                                                                 -                    -
   Common stock, $1 par value, 9,000,000 shares
   authorized 2001, 1,644,886 shares issued & outstanding

   authorized 2000, 1,495,351 shares issued & outstanding                            1,644,886            1,495,351
   Additional paid-in capital                                                       15,416,661           13,602,333
   Retained earnings                                                                   140,036            1,661,234
   Accumulated other comprehensive income                                              613,248              221,137
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY            17,814,831           16,980,055
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $      174,184,375   $      155,652,084
                                                                            ==================   ==================

* Derived from audited financial statements

See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                        2001              2000
                                                                                    -------------   --------------
INTEREST INCOME
   Loans                                                                            $   2,654,295   $    2,056,085
   Investment securities                                                                  536,711          323,659
   Federal funds sold                                                                      25,210           11,464
   Time deposits                                                                            7,194           23,236
   Interest-bearing deposits with banks                                                    56,947           45,361
                                                                                    -------------   --------------

                                                         TOTAL INTEREST INCOME          3,280,357        2,459,805
                                                                                    -------------   --------------

INTEREST EXPENSE
   Time deposits, $100,000 and over                                                      468,260           281,604
   Other deposits                                                                     1,249,854            948,570
   Borrowings                                                                            202,600            77,856
                                                                                    ------------    --------------

                                                        TOTAL INTEREST EXPENSE          1,920,714        1,308,030
                                                                                    -------------   --------------

                                                           NET INTEREST INCOME        1,359,643          1,151,775

PROVISION FOR LOAN LOSSES                                                                125,000            86,972
                                                                                    ------------    --------------

                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES          1,234,643        1,064,803
                                                                                    -------------   --------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                                    197,942           93,178
   Other                                                                                  265,678          119,107
                                                                                    -------------   --------------

                                                     TOTAL NON-INTEREST INCOME            463,620          212,285
                                                                                    -------------   --------------

NON-INTEREST EXPENSE
   Compensation and employee benefits                                                     519,188          401,204
   Occupancy and equipment                                                                126,976          125,181
   Professional fees                                                                       61,590           25,835
   Stationery, printing and supplies                                                       30,143           24,680
   Advertising and business promotion                                                      36,559           33,797
   Data processing                                                                       101,747            85,556
   Other                                                                                 155,980            95,743
                                                                                    -------------   --------------

                                                    TOTAL NON-INTEREST EXPENSE          1,032,183          791,996
                                                                                    -------------   --------------

                                                    INCOME BEFORE INCOME TAXES            666,080          485,092

INCOME TAXES                                                                              223,415          170,845
                                                                                    -------------   --------------

                                                                    NET INCOME      $     442,665   $      314,247
                                                                                    =============   ==============

BASIC NET INCOME PER COMMON SHARE                                                   $        0.27   $         0.19
                                                                                    =============    =============

DILUTED NET INCOME PER COMMON SHARE                                                 $        0.26   $         0.18
                                                                                    =============   ==============


See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   --------------------------------
                                                                                        2001              2000
                                                                                   --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $      442,665   $       314,247
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization                                                         56,398            59,487
     Provision for loan losses                                                          125,000              86,972
     Change in assets and liabilities:
       (Increase) decrease in other assets                                                 48,850           (11,189)
       Increase (decrease) in accrued expenses and other liabilities                       50,176            81,013
                                                                                   --------------   ---------------

                                                        NET CASH PROVIDED (USED)
                                                         BY OPERATING ACTIVITIES          723,089           530,530
                                                                                   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in time deposits with other financial institutions                            297,000           891,000
   Purchase of securities available for sale                                           (5,942,969)       (2,170,128)
   Purchase of securities held to maturity                                                      -        (1,698,901)
   Purchase of Federal Home Loan Bank stock                                              (250,000)          (26,600)
   Collections and maturities of securities available for sale                          2,437,497           228,084
   Collections and maturities of securities held to maturity                                    -            24,908
   Net increase in loans                                                               (4,854,443)       (8,067,814)
   Purchases of premises and equipment                                                   (382,731)         (209,517)
                                                                                   --------------   ---------------

                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES       (8,695,646)      (11,028,968)
                                                                                   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                            10,647,339         7,624,271
   Proceeds from borrowings                                                             7,000,000                 -
   Cash dividends paid                                                                          -                 -
                                                                                   --------------   ---------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES       17,647,339         7,624,271
                                                                                   --------------   ---------------

                                                            NET DECREASE IN CASH
                                                            AND CASH EQUIVALENTS        9,674,782        (2,874,167)

CASH AND CASH EQUIVALENTS, BEGINNING                                                    5,704,141         9,737,595
                                                                                   --------------   ---------------

                                               CASH AND CASH EQUIVALENTS, ENDING   $   15,378,923   $     6,863,428
                                                                                   ==============   ===============

See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Catawba Valley Bank. Operating results for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding or assumed to be outstanding are summarized below:


                                                                                           Three months ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                            2001           2000
                                                                                       -------------   ------------

Weighted average number of common
   shares used in computing basic net
   income per share                                                                        1,644,886      1,644,886

Effect of dilutive stock options                                                              50,718         78,505
                                                                                       -------------   ------------

Weighted average number of common shares
   and dilutive potential common shares
   used in computing diluted net
   income per share                                                                        1,695,604      1,723,391
                                                                                       =============   ============


NOTE C - COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2001 and 2000, total  comprehensive  income
(loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $834,766 and $(297,718) respectively.

NOTE D - STOCK DIVIDEND

The bank declared a 10% stock dividend, with a record date of February 28, 2001, payable March 15, 2001. All per share amounts have been restated to reflect this.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Consolidated total assets increased by $18.5 million during the three months ended March 31, 2001, from $155.7 million at December 31, 2000 to $174.2 million at March 31, 2001. During the three months, the Company generated strong loan growth, as net loans increased by $4.8 million to $115.8 million. In addition, investment securities increased by $3.9 million to $35.9 million. The growth in these areas was funded by increases in Deposits and Borrowings of $10.6 million and $7.0 million, respectively, with the balance of the funding provided from liquid assets.

Total stockholders' equity was $17.8 million at March 31, 2001 as compared with $17.0 million at December 31, 2000, an increase of $800,000. The increase resulted principally from the Company's net income for the three months of $442,665. At March 31, 2001, both the Company and the Bank continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Income. Net income for the quarter ended March 31, 2001 was $442,665 or $.27 per share, as compared with net income of $314,247, or $.19 per share, for the three months ended March 31, 2000, an increase of $128,418 or $.08 per share. An increase of $207,868 in net interest income for the current quarter was offset by increases of $240,187 in non-interest expenses, $38,082 in the provision for loan losses, and $52,417 in the provision for income taxes.

Net Interest Income. Net interest income for the quarter ended March 31, 2001 was $1.4 million as compared with $1.2 million during the quarter ended March 31, 2000, an increase of $200,000, that resulted principally from an increased level of interest earning assets during the quarter. Average interest earning assets were approximately $45.0 million higher during the quarter ended March 31, 2001 as compared with the quarter ended March 31, 2000.

Provision for Loan Losses. The provision for loan losses was $125,000 and $86,972 for the quarters ended March 31, 2001 and 2000, respectively. There were net loan charge offs of $32,985 during the quarter ended March 31, 2001 as compared with the net loan charge offs of $41,967 during the quarter ended March 31, 2000. At March 31, 2001 nonaccrual loans aggregated $257,642.

Non-Interest Income. Non-interest income was $463,620 for the quarter ended March 31, 2001 compared to $212,285 for the quarter ended March 31, 2000, a increase of $251,335.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The interest rate reductions by the Federal Reserve has caused a significant increase in the Mortgage lending area. This coupled with the fact that the bank introduced a new Overdraft Privilege Program is the reason for the increase.

Non-Interest Expenses. Other expenses increased to $1,032,183 during the quarter ended March 31, 2001 as compared with $791,996 for the quarter ended March 31, 2000, an increase of $240,187, resulting principally from increases in salaries and employee benefits, occupancy and equipment, and data processing aggregating $135,970. These increases are primarily attributable to the opening of the Bank's fourth full service branch late in the first quarter of 2001.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.54% and 35.22% for the three months ended March 31, 2001 and 2000, respectively.

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

At March 31, 2001, liquid assets comprised 30% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CATAWBA VALLEY BANCSHARES, INC.


Date:  May 11, 2001         By:  /s/ R. Steve Aaron
       -----------               -----------------------------------------------
                                 R. Steve Aaron
                                 President and Chief Executive Officer



Date:  May 11, 2001          By: /s/ G. Marvin Lowder
       ------------              -----------------------------------------------
                                 G. Marvin Lowder
                                 Chief Financial Officer