Form 10QSB
period 2001-06-30
CATAWBA VALLEY BANCSHARES INC
filed 2001-07-19
CIK 1082471

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


                [X]  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

               For the transition period ended ________________


                    Commission File Number    0-26551
                                           --------------


                        CATAWBA VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          NORTH CAROLINA                                     56-2137427
-----------------------------------                -----------------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                     Identification Number)


                   1039 SECOND STREET NE, HICKORY, NC  28601
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (828) 431-2300
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _____
   -----

As of June 30, 2001, 1,644,886 shares of the issuer's common stock, $1.00 par value, were outstanding.

This report contains 11 pages.

                                                                                                    Page No.
                                                                                                    --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            June 30, 2001 and December 31, 2000..................................................       3

            Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2001 and 2000.............................       4

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2001 and 2000..............................................       5

            Notes to Consolidated Financial Statements...........................................       6

ITEM 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................       8

Part II.  Other Information

            Item 4.  Submission of Matters to a vote of shareholders.............................      10

            Item 6.  Exhibits and Reports on Form 8-K............................................      10

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                Catawba Valley Bancshares, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
================================================================================

                                                                            June 30,
                                                                             2001        December 31,
ASSETS                                                                   (Unaudited)        2000*
                                                                         ------------   ------------
Cash and due from banks                                                  $  1,285,363   $  1,464,535
Interest-bearing deposits with banks                                        6,448,496      2,527,781
Federal funds sold                                                          1,983,875      1,711,825
Time deposits in banks                                                        296,978        593,978
Securities available for sale                                              35,585,970     32,010,857

Loans                                                                     120,709,759    112,719,740
Allowance for loan losses                                                  (1,823,859)    (1,653,831)
                                                                         ------------   ------------
                                                          NET LOANS       118,885,900    111,065,909

Federal Home Loan Bank stock                                                  750,000        500,000
Bank premises and equipment                                                 3,817,661      3,393,934
Other assets                                                                2,387,283      2,383,265
                                                                         ------------   ------------

                                                       TOTAL ASSETS      $171,441,526   $155,652,084
                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-interest-bearing demand                                             $  9,493,191   $  8,928,234
 Money market and NOW accounts                                             40,072,265     38,365,504
 Savings                                                                    2,652,984      2,030,698
 Time, $100,000 and over                                                   30,181,541     28,678,481
 Other time                                                                58,623,640     52,139,751
                                                                         ------------   ------------

                                                     TOTAL DEPOSITS       141,023,621    130,142,668

Borrowings                                                                 12,000,000      8,000,000
Accrued expenses and other liabilities                                        335,114        529,361
                                                                         ------------   ------------

                                                  TOTAL LIABILITIES       153,358,735    138,672,029
                                                                         ------------   ------------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 1,000,000 shares
  authorized; none issued                                                           -              -
 Common stock, $1 par value, 9,000,000 shares
   authorized, 1,644,886 and 1,495,351 shares issued
   and outstanding in 2001 and 2000, respectively                           1,644,886      1,495,351
 Additional paid-in capital                                                15,416,661     13,602,333
 Retained earnings                                                            505,841      1,661,234
 Accumulated other comprehensive income                                       515,403        221,137
                                                                         ------------   ------------

                                         TOTAL STOCKHOLDERS' EQUITY        18,082,791     16,980,055
                                                                         ------------   ------------

                                              TOTAL LIABILITIES AND
                                               STOCKHOLDERS' EQUITY      $171,441,526   $155,652,084
                                                                         ============   ============

* Derived from audited financial statements

See accompanying notes.

                Catawba Valley Bancshares, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
================================================================================

                                                                        Three Months Ended      Six Months  Ended
                                                                             June 30,                June 30,
                                                                      ----------------------  ----------------------
                                                                         2001        2000        2001        2000
                                                                      ----------  ----------  ----------  ----------
INTEREST INCOME
 Loans                                                                $2,570,110  $2,423,562  $5,224,405  $4,479,647
 Investment securities                                                   619,772     373,937   1,156,483     697,596
 Federal funds sold                                                       23,781      20,531      48,991      31,995
 Time deposits                                                             5,200      22,282      12,394      45,518
 Interest-bearing deposits with banks                                     51,773      61,271     108,720     106,632
                                                                      ----------  ----------  ----------  ----------

     TOTAL INTEREST INCOME                                             3,270,636   2,901,583   6,550,993   5,361,388
                                                                      ----------  ----------  ----------  ----------

INTEREST EXPENSE
 Time deposits, $100,000 and over                                        441,084     348,538     909,344     630,142
 Other deposits                                                        1,201,569   1,043,950   2,451,423   1,992,520
 Borrowings                                                              197,826     115,176     400,426     193,032
                                                                      ----------  ----------  ----------  ----------

     TOTAL INTEREST EXPENSE                                            1,840,479   1,507,664   3,761,193   2,815,694
                                                                      ----------  ----------  ----------  ----------

          NET INTEREST INCOME                                          1,430,157   1,393,919   2,789,800   2,545,694

PROVISION FOR LOAN LOSSES                                                100,000     135,000     225,000     221,972
                                                                      ----------  ----------  ----------  ----------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                           1,330,157   1,258,919   2,564,800   2,323,722
                                                                      ----------  ----------  ----------  ----------

NON-INTEREST INCOME
 Service charges on deposit accounts                                     193,821     115,591     391,763     208,769
 Other                                                                   309,743      77,465     575,421     196,572
                                                                      ----------  ----------  ----------  ----------

   TOTAL NON-INTEREST INCOME                                             503,564     193,056     967,184     405,341
                                                                      ----------  ----------  ----------  ----------

NON-INTEREST EXPENSE
 Compensation and employee benefits                                      621,571     424,086   1,140,759     825,290
 Occupancy and equipment                                                 115,344     112,624     242,320     237,805
 Professional fees                                                        54,063      27,266     115,653      53,101
 Stationery, printing and supplies                                        31,774       7,907      61,917      32,587
 Advertising and business promotion                                       69,995      47,678     106,554      81,475
 Data processing                                                         102,889      83,279     204,636     168,835
 Other                                                                   141,529     147,328     297,509     243,071
                                                                      ----------  ----------  ----------  ----------

   TOTAL NON-INTEREST EXPENSE                                          1,137,165     850,168   2,169,348   1,642,164
                                                                      ----------  ----------  ----------  ----------

   INCOME BEFORE INCOME TAXES                                            696,556     601,807   1,362,636   1,086,899

INCOME TAXES                                                             232,058     210,153     455,473     380,998
                                                                      ----------  ----------  ----------  ==========

                   NET INCOME                                         $  464,498  $  391,654  $  907,163  $  705,901
                                                                      ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE
 Basic                                                                $     0.28  $     0.24  $     0.55  $     0.43
                                                                      ==========  ==========  ==========  ==========
 Diluted                                                              $     0.28  $     0.23  $     0.53  $     0.41
                                                                      ==========  ==========  ==========  ==========

DIVIDEND PER COMMON SHARE                                             $        -  $        -  $      .06  $      .06
                                                                      ==========  ==========  ==========  ==========

See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
________________________________________________________________________________

                                                                           Six Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                          2001           2000
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $    907,163   $    705,901
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                          123,398        117,729
   Provision for loan losses                                              225,000        221,972
   Deferred income taxes                                                  151,978        (15,906)
   Change in assets and liabilities:
    (Increase)  decrease in accrued interest receivable                    83,049       (209,531)
    (Increase) decrease in other assets                                  (231,009)       734,671
    Increase (decrease) in accrued expenses and other liabilities        (194,247)        19,309
                                                                     ------------   ------------

                                            NET CASH PROVIDED BY
                                            OPERATING ACTIVITIES        1,065,332      1,574,145
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in time deposits with other financial institutions              297,000        891,000
 Purchase of securities available for sale                             (9,934,375)    (9,330,415)
 Purchase of securities held to maturity                                        -       (304,122)
 Purchase of Federal Home Loan Bank stock                                (250,000)      (129,000)
 Collections and maturities of securities available for sale            6,805,120        416,777
 Collections and maturities of securities held to maturity                      -         64,888
 Net increase in loans                                                 (8,204,559)   (14,639,064)
 Proceeds from sale of foreclosed real estate                                   -        547,490
 Purchase of premises and equipment                                      (547,185)      (283,975)
                                                                     ------------   ------------

                                                NET CASH USED BY
                                            INVESTING ACTIVITIES      (11,833,999)   (22,766,421)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                              10,880,953     17,852,740
 Proceeds from borrowings                                               4,000,000      3,000,000
 Cash dividends paid                                                      (98,693)       (89,721)
                                                                     ------------   ------------

                                            NET CASH PROVIDED BY
                                            FINANCING ACTIVITIES       14,782,260     20,763,019
                                                                     ------------   ------------

                                      NET INCREASE (DECREASE) IN
                                       CASH AND CASH EQUIVALENTS        4,013,593       (429,257)

CASH AND CASH EQUIVALENTS, BEGINNING                                    5,704,141      9,737,595
                                                                     ------------   ------------

                                                   CASH AND CASH
                                             EQUIVALENTS, ENDING     $  9,717,734   $  9,308,338
                                                                     ============   ============

                Catawba Valley Bancshares, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
________________________________________________________________________________

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Catawba Valley Bank. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

                                           Three months ended      Six months ended
                                                June 30,               June 30,
                                         ----------------------  --------------------
                                            2001         2000       2001       2000
                                         ---------    ---------  ---------  ---------
Weighted average number of common
 shares used in computing basic net
 income per share                        1,644,886    1,644,886  1,644,886  1,644,886

Effect of dilutive stock options            34,143       83,557     60,815     80,481
                                         ---------    ---------  ---------  ---------
Weighted average number of common
 shares and dilutive potential common
 shares used in computing diluted net
 income per share                        1,679,029    1,728,443  1,705,701  1,725,367
                                         =========    =========  =========  =========

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $366,653 and $439,059, respectively.

For the six months ended June 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,201,429 and $736,777, respectively.

NOTE D - OTHER SIGNIFICANT EVENTS

On June 29, 2001, the Company and First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston") signed an Agreement and Plan of Share Exchange (the "Agreement") whereby shareholders of First Gaston will exchange their share of common stock for the Company's common stock on a basis of 0.8934 shares of the Company for each share of First Gaston. At the conclusion of the combination, First Gaston will become the wholly-owned subsidiary of the Company. The Company currently is the bank holding company for Catawba Valley Bank. Under the Agreement, First Gaston has agreed to cause a special meeting of shareholders to be called to vote on the Agreement and the share exchange contemplated therein. The Company will also hold a special meeting of shareholders to vote on the share exchange, the renaming of the Company to "United Community Banks, Inc.," and reducing the minimum number of directors under its bylaws from (9) to eight (8). The transaction is subject to approval of the Federal Reserve Board. The Company anticipates closing the transaction on December 31, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

During the six months ended June 30, 2001, total assets increased $15.8 million or 10.1% from $155.6 million to $171.4 million. Total loans outstanding increased $8.0 million or 7.1% for the same period. The growth in these areas was funded by a $10.9 million or 8.4% increase in deposits, and a $4.0 million increase in borrowings.

The Bank operates four full service branches and actively solicits loans and deposits. The Bank also operates a mortgage center.

Total stockholders' equity increased $1.1 million for the six month period ended June 30, 2001. The increase resulted principally from net income of $907,163 for the six months. At June 30, 2001, the Bank continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Income. Net income for the quarter ended June 30, 2001 was $464,498 or $.28 per share, as compared with net income of $391,654 or $.24 per share for the three months ended June 30, 2000, an increase of $72,844 or $.04 per share. An increase in net interest income for the quarter ended June 30, 2001 of $36,238 and an increase in non-interest income of $310,508 was offset by an increase in non-interest expense of $286,997.

Net Interest Income. Net interest income for the quarter ended June 30, 2001 was $1,430,157 as compared with $1,393,919 during the quarter ended June 30, 2000 an increase of $36,238, that resulted principally from an increased level of interest earning assets during the quarter. Average interest earning assets were approximately $36.8 million higher during the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000.

Provision for Loan Losses. The provision for loan losses was $100,000 and $135,000 for the quarters ended June 30, 2001 and 2000, respectively. There were net loan charge offs of $21,987 during the quarter ended June 30, 2001 as compared with net charge offs of $12,000 during the quarter ended June 30, 2000. At June 30, 2001, non-accrual loans aggregated $129,427.

Non-Interest Income. Non-interest income was $503,564 for the quarter ended June 30, 2001 compared to $193,056 for the quarter ended June 30, 2000, an increase of $310,508. This increase resulted principally from an increase of $78,230 in service charges on deposit accounts and an increase in other non-interest income of $232,278. This increase was due largely in part to the Bank originating $14.3 million in mortgage loans that passed through to the secondary market and the fees received from that business.

Non-Interest Expense. Non-interest expense increased to $1,137,165 during the quarter ended June 30, 2001 as compared to $850,168 for the quarter ended June 30, 2000, an increase of $286,997. The primary factor contributing to this increase was an increase of $217,095 in compensation and data processing that was attributable to the Bank opening its fourth full service branch late in the first quarter of 2001.

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000.

Net Income. Net income for the six months ended June 30, 2001 was $907,163 or $.55 per share, as compared with net income of $705,901 or $.43 per share for the six months ended June 30, 2000, an increase of $201,262 or $.12 per share. An increase in net interest income of $244,106 and an increase in non-interest income of $561,843 for the six month period were off set by an increase in non-interest expense of $527,184.

Net Interest Income. Net interest income was $2.8 million during the six months ended June 30, 2001 as compared with $2.5 million during the corresponding period of the previous fiscal year, an increase of $244,106.

Provision for Loan Losses. The provision for the loan losses was $225,000 and $221,972 for the six months ended June 30, 2001 and 2000, respectively. There were net loan charge offs of $57,972 for the six months ended June 30, 2001 as compared with net loan charge offs of $54,000 during the six months ended June 30, 2000. At June 30, 2001, non-accrual loans aggregated $129,427.

Non-Interest Income. Non-interest income was $967,184 for the six months ended June 30, 2001 as compared to $405,341 for the six months ended June 30, 2000, an increase of $561,843. This increase resulted principally from an increase of $182,994 in service charges on deposit accounts and an increase in other non-interest income of $378,849. The Bank originated $30.5 million in mortgage loans that passed straight through to the secondary market. The fee income on this production accounted for much of the increase in non-interest income.

Non-Interest Expense. Non-interest expense increased to $2,169,348 during the six months ended June 30, 2001 as compared to $1,642,164 for the six months ended June 30, 2000, an increase of $527,184. The primary factor contributing to this increase was an increase of $355,785 in compensation, occupancy expense and data processing expense that was attributable to the Bank opening its fourth full service branch late in the first quarter of 2001.

Liquidity and Capital Resources

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Bank's ability to meet deposit withdrawals on demand or at contractual maturity and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and repayments of mortgage-backed securities. The external source of funds is an increase in deposits.

At June 30, 2001, liquid assets comprised 32% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held on April 24, 2001. Of 1,495,351 shares entitled to vote at the meeting, 1,297,131 shares voted. The following matters were voted on at the meeting:

     1.  Election of Directors

         Hal F. Huffman, Jr., Robert T. King, and William R. Sigmon, Jr. were all elected to three-year terms with 86.7% of shares voted.

     2. Dixon Odom PLLC was ratified to serve as independent auditor for the year ending December 31, 2001 with 86.7% of the shares voted.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         None

     (b) Reports on Form 8-K.

         A Form 8-K was filed by the Company on June 5, 2001.

         A Second Form 8-K was filed by the Company on July 3, 2001.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CATAWBA VALLEY BANCSHARES, INC.


Date:  July 17, 2001          By: /s/ R. Steve Aaron
                                  ---------------------------------------------
                                  R. Steve Aaron
                                  President and Chief Executive Officer



Date: July 17, 2001           By: /s/ G. Marvin Lowder
                                  --------------------------------------------
                                  G. Marvin Lowder
                                  Chief Financial Officer