Form 10QSB
period 2001-09-30
CATAWBA VALLEY BANCSHARES INC
filed 2001-11-13
CIK 1082471

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

             For the transition period ended_______________________


                         Commission File Number 0-26551

                         CATAWBA VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     North Carolina                                        56-2137427
--------------------------------------             -----------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes     X
                                                                       ---------
No _________

As of October 31, 2001, 1,645,886 shares of the issuer's common stock, $1.00 par value, were outstanding.

This report contains 10 pages.

                                                                                                                Page No.
                                                                                                                --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             September 30, 2001 and December 31, 2000 ......................................................       3

             Consolidated Statements of Operations
             Three Months and Nine Months Ended September 30, 2001 and 2000 ................................       4

             Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2001 and 2000 .................................................       5

             Notes to Consolidated Financial Statements ....................................................       6

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations ............       8

Part II.  Other Information

Item 6 -  Exhibits and Reports on Form 8-K .................................................................      11

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                 Catawba Valley Bancshares, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                September 30,
                                                                                   2001              December 31,
ASSETS                                                                          (Unaudited)             2000*
                                                                               -------------       ---------------
Cash and due from banks                                                        $     946,908       $     1,464,535
Interest-bearing deposits with banks                                               1,539,551             2,527,781
Federal funds sold                                                                 1,640,035             1,711,825
Time deposits in banks                                                               296,978               593,978
Securities available for sale                                                     41,058,511            32,010,857

Loans                                                                            129,713,368           112,719,740
Allowance for loan losses                                                         (1,882,531)           (1,653,831)
                                                                               -------------       ---------------
                                                               NET LOANS         127,830,837           111,065,909

Federal Home Loan Bank stock                                                         750,000               500,000
Bank premises and equipment                                                        3,789,237             3,393,934
Other assets                                                                       2,495,380             2,383,265
                                                                               -------------       ---------------

                                                            TOTAL ASSETS       $ 180,347,437       $   155,652,084
                                                                               =============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest-bearing demand                                                  $   9,502,003       $     8,928,234
  Money market and NOW accounts                                                   45,886,425            38,365,504
  Savings                                                                          2,825,638             2,030,698
  Time, $100,000 and over                                                         31,565,531            28,678,481
  Other time                                                                      59,330,769            52,139,751
                                                                               -------------       ---------------

                                                          TOTAL DEPOSITS         149,110,366           130,142,668

Borrowings                                                                        12,000,000             8,000,000
Accrued expenses and other liabilities                                               429,184               529,361
                                                                               -------------       ---------------

                                                       TOTAL LIABILITIES         161,539,550           138,672,029
                                                                               -------------       ---------------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 1,000,000 shares
  authorized; none issued                                                                  -                     -
 Common stock, $1 par value, 9,000,000 shares
  authorized, 1,645,886 and 1,495,351 shares issued
  and outstanding in 2001 and 2000, respectively                                   1,645,886             1,495,351
 Additional paid-in capital                                                       15,422,821            13,602,333
 Retained earnings                                                                 1,013,888             1,661,234
 Accumulated other comprehensive income                                              725,292               221,137
                                                                               -------------       ---------------

                                              TOTAL STOCKHOLDERS' EQUITY          18,807,887            16,980,055
                                                                               -------------       ---------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY       $ 180,347,437       $   155,652,084
                                                                               =============       ===============

* Derived from audited financial statements

See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended              Nine Months  Ended
                                                            September 30,                   September 30,
                                                   ------------------------------   ------------------------------
                                                        2001            2000            2001               2000
                                                   -------------   --------------   -------------   --------------
INTEREST INCOME
  Loans                                            $   2,561,889   $    2,549,175   $   7,786,294   $    7,028,822
  Investment securities                                  711,515          466,442       1,867,998        1,164,038
  Federal funds sold                                      18,211           24,687          67,202           56,682
  Time deposits                                            5,180           17,727          17,574           63,245
  Interest-bearing deposits with banks                    57,952           66,080         166,672          172,712
                                                   -------------   --------------   -------------   --------------

                          TOTAL INTEREST INCOME        3,354,747        3,124,111       9,905,740        8,485,499
                                                   -------------   --------------   -------------   --------------

INTEREST EXPENSE
  Time deposits, $100,000 and over                       436,416          399,955       1,345,760        1,030,097
  Other deposits                                       1,188,277        1,171,602       3,639,700        3,164,122
  Borrowings                                             172,106          131,534         572,532          324,566
                                                   -------------   --------------   -------------   --------------

                         TOTAL INTEREST EXPENSE        1,796,799        1,703,091       5,557,992        4,518,785
                                                   -------------   --------------   -------------   --------------

                            NET INTEREST INCOME        1,557,948        1,421,020       4,347,748        3,966,714

PROVISION FOR LOAN LOSSES                                110,000          210,000         335,000          431,972
                                                   -------------   --------------   -------------   --------------

                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES        1,447,948        1,211,020       4,012,748        3,534,742
                                                   -------------   --------------   -------------   --------------

NON-INTEREST INCOME
  Service charges on deposit accounts                    187,735          110,821         579,498          319,590
  Other                                                  285,789          112,357         861,210          308,929
                                                   -------------   --------------   -------------   --------------

                      TOTAL NON-INTEREST INCOME          473,524          223,178       1,440,708          628,519
                                                   -------------   --------------   -------------   --------------

NON-INTEREST EXPENSE
  Compensation and employee benefits                     582,391          411,097       1,723,150        1,236,387
  Occupancy and equipment                                138,120          117,878         380,440          355,683
  Professional fees                                      109,462           26,381         225,115           79,482
  Stationery, printing and supplies                       24,021           15,769          85,938           48,356
  Advertising and business promotion                      31,078           47,139         137,632          128,614
  Data processing                                        104,914           85,449         309,550          254,284
  Other                                                  177,746          113,487         475,255          356,558
                                                   -------------   --------------   -------------   --------------

                     TOTAL NON-INTEREST EXPENSE        1,167,732          817,200       3,337,080        2,459,364
                                                   -------------   --------------   -------------   --------------

                     INCOME BEFORE INCOME TAXES          753,740          616,998       2,116,376        1,703,897

INCOME TAXES                                             245,694          207,301         701,167          588,299
                                                   -------------   --------------   -------------   --------------

                                     NET INCOME    $     508,046   $      409,697   $   1,415,209   $    1,115,598
                                                   =============   ==============   =============   ==============

NET INCOME PER COMMON SHARE
  Basic                                            $        0.31   $         0.25   $        0.86   $         0.68
                                                   =============   ==============   =============   ==============
  Diluted                                          $        0.28   $         0.24   $        0.80   $         0.65
                                                   =============   ==============   =============   ==============

DIVIDEND PER COMMON SHARE                          $           -   $            -   $         .06   $          .06
                                                   =============   ==============   =============   ==============

See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                          September 30,
                                                                ---------------------------------
                                                                     2001               2000
                                                                --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $    1,415,209    $     1,115,598
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                   217,758            153,349
       Issuance of stock options                                             -                  -
       Provision for loan losses                                       335,000            431,972
       Gain on securities available for sale                          (243,408)                 -
       Deferred income taxes                                          (105,956)            19,689
       Change in assets and liabilities:
       Change in other assets and liabilities
       Increase in accrued interest receivable                         (67,889)          (447,994)
       Decrease in other assets                                        156,611            914,760
       (Decrease) increase in other liabilities                       (100,177)           186,701
                                                                --------------    ---------------

                                  NET CASH PROVIDED BY
                                  OPERATING ACTIVITIES               1,607,148          2,374,075
                                                                --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in time deposits with other financial institutions         297,000          1,387,000
   Purchase of securities available for sale                       (21,664,528)       (11,874,195)
   Purchase of securities held to maturity                                   -           (304,122)
   Purchase of Federal Home Loan Bank stock                           (250,000)          (129,000)
   Collections and maturities of securities available for sale      13,602,078            621,812
   Collections and maturities of securities held to maturity                 -             67,965
   Net increase in loans                                           (17,545,053)       (23,940,321)
   Proceeds from sale of foreclosed real estate                         90,529            547,490
   Purchase of premises and equipment                                 (590,986)          (514,115)
                                                                --------------    ---------------

                                      NET CASH USED BY
                                  INVESTING ACTIVITIES             (26,060,960)       (34,137,486)
                                                                --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                         18,967,698         24,052,062
   Proceeds from borrowings                                          4,000,000          3,000,000
   Proceeds from exercised stock options                                 7,160                  -
   Cash dividends paid                                                 (98,693)           (89,721)
                                                                --------------    ---------------

                                  NET CASH PROVIDED BY
                                  FINANCING ACTIVITIES              22,876,165         26,962,341
                                                                --------------    ---------------
                                     NET (DECREASE) IN
                             CASH AND CASH EQUIVALENTS              (1,577,647)        (4,801,070)

CASH AND CASH EQUIVALENTS, BEGINNING                                 5,704,141          9,737,595
                                                                --------------    ---------------

                                         CASH AND CASH
                                   EQUIVALENTS, ENDING          $    4,126,494    $     4,936,525
                                                                ==============    ===============


See accompanying notes.

                 Catawba Valley Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Catawba Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Catawba Valley Bank. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

                                                          Three months ended                Nine months ended
                                                             September 30,                   September 30,
                                                     ----------------------------   ----------------------------
                                                          2001           2000           2001            2000
                                                     -------------    -----------   ------------   -------------
Weighted average number of common
  shares used in computing basic net
  income per share                                       1,645,712      1,644,886       1,645,64       1,644,886

Effect of dilutive stock options                           155,326         66,703        118,355          76,585
                                                     -------------    -----------   ------------   -------------
Weighted average number of common
  shares and dilutive potential common
  shares used in computing diluted net
  income per share                                       1,801,038      1,711,589      1,763,519       1,721,471
                                                     =============      =========   ============   =============

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $717,935 and $524,926, respectively.

For the nine months ended September 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,919,364 and $1,261,703, respectively.

NOTE D - OTHER SIGNIFICANT EVENTS

On June 29, 2001, the Company and First Gaston Bank of North Carolina, Gastonia, North Carolina ("First Gaston") signed an Agreement and Plan of Share Exchange (the "Agreement") whereby shareholders of First Gaston will exchange their share of common stock for the Company's common stock on a basis of 0.8934 shares of the Company for each share of First Gaston. At the conclusion of the combination, First Gaston will become the wholly-owned subsidiary of the Company. The Company currently is the bank holding company for Catawba Valley Bank. Under the Agreement, First Gaston has agreed to cause a special meeting of shareholders to be called to vote on the Agreement and the share exchange contemplated therein. At the special meeting, the shareholders will vote on the share exchange, the renaming of the Company to "United Community Bancorp," and reducing the minimum number of directors under its bylaws from (9) to eight (8). The transaction is subject to approval of the Federal Reserve Board. The Company anticipates closing the transaction on December 31, 2001.

NOTE E --  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Bank, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 has not affected the Bank's financial statements.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

During the nine months ended September 30, 2001, total assets increased $24.7 million or 15.9% from $155.6 million to $180.3 million. Total net loans outstanding increased $16.8 million or 15.1% for the same period. The growth in these areas was funded by a $18.9 million or 14.6% increase in deposits, and a $4.0 million increase in borrowings.

The Bank operates four full service branches and actively solicits loans and deposits. The Bank also operates a mortgage center.

Total stockholders' equity increased $1.8 million for the nine month period ended September 30, 2001. The increase resulted principally from net income of $1.4 million for the nine months. At September 30, 2001, the Bank continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income. Net income for the quarter ended September 30, 2001 was $508,046 or $.31 per share, as compared with net income of $409,697 or $.25 per share for the three months ended September 30, 2000, an increase of $98,349 or $.06 per share. An increase in net interest income for the quarter ended September 30, 2001 of $136,928 and an increase in non-interest income of $250,346 was offset by an increase in non-interest expense of $350,532

Net Interest Income. Net interest income for the quarter ended September 30, 2001 was $1,557,948 as compared with $1,421,020 during the quarter ended September 30, 2000 an increase of $136,928, that resulted principally from an increased level of interest earning assets during the quarter. Average interest earning assets were approximately $33.9 million higher during the quarter ended September 30, 2001 as compared with the quarter ended September 30, 2000.

Provision for Loan Losses. The provision for loan losses was $110,000 and $210,000 for the quarters ended September 30, 2001 and 2000, respectively. There were net loan charge offs of $51,327 during the quarter ended September 30, 2001 as compared with net charge offs of $277,283 during the quarter ended September 30, 2000. At September 30, 2001, non-accrual loans aggregated $100,641.

Non-Interest Income. Non-interest income was $473,524 for the quarter ended September 30, 2001 compared to $223,178 for the quarter ended September 30, 2000, an increase of $250,346. This increase resulted principally from an increase of $76,914 in service charges on deposit accounts and an increase in other non-interest income of $173,432. This increase was due largely in part to the Bank originating $11.5 million in mortgage loans that passed through to the secondary market and the fees received from that business.

Non-Interest Expense. Non-interest expense increased to $1,167,732 during the quarter ended September 30, 2001 as compared to $817,200 for the quarter ended September 30, 2000, an increase of $350,532. The primary factor contributing to this increase was an increase of $190,759 in compensation and data processing that was attributable to the Bank opening its fourth full service branch late in the first quarter of 2001.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000.

Net Income. Net income for the nine months ended September 30, 2001 was $1,415,209 or $.86 per share, as compared with net income of $1,115,598 or $.68 per share for the nine months ended September 30, 2000, an increase of $299,611 or $.18 per share. An increase in net interest income of $381,034 and an increase in non-interest income of $812,189 for the nine month period were off set by an increase in non-interest expense of $877,716.

Net Interest Income. Net interest income was $4.3 million during the nine months ended September 30, 2001 as compared with $3.9 million during the corresponding period of the previous fiscal year, an increase of $381,034.

Provision for Loan Losses. The provision for the loan losses was $335,000 and $431,972 for the nine months ended September 30, 2001 and 2000, respectively. There were net loan charge offs of $106,300 for the nine months ended September 30, 2001 as compared with net loan charge offs of $331,148 during the nine months ended September 30, 2000. At September 30, 2001, non-accrual loans aggregated $100,641.

Non-Interest Income. Non-interest income was $1,440,708 for the nine months ended September 30, 2001 as compared to $628,519 for the nine months ended September 30, 2000, an increase of $812,189. This increase resulted principally from an increase of $259,908 in service charges on deposit accounts and an increase in other non-interest income of $552,281. The Bank originated $41.9 million in mortgage loans that passed straight through to the secondary market. The fee income on this production accounted for much of the increase in non-interest income.

Non-Interest Expense. Non-interest expense increased to $3,337,080 during the nine months ended September 30, 2001 as compared to $2,459,364 for the nine months ended September 30, 2000, an increase of $877,716. The primary factor contributing to this increase was an increase of $566,786 in compensation, occupancy expense and data processing expense that was attributable to the Bank opening its fourth full service branch late in the first quarter of 2001.

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

At September 30, 2001, liquid assets comprised 30% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CATAWBA VALLEY BANCSHARES, INC.

Date: November 9, 2001               By: /s/ R. Steve Aaron
                                         ---------------------------------------
                                         R. Steve Aaron
                                         President and Chief Executive Officer

Date: November 9, 2001               By: /s/ G. Marvin Lowder
                                         ---------------------------------------
                                         G. Marvin Lowder
                                         Chief Financial Officer