Form 10KSB40
period 2001-12-31
UNITED COMMUNITY BANCORP
filed 2002-03-29
CIK 1082471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 0-26551
                                                -------

                            UNITED COMMUNITY BANCORP
                            ------------------------

                                 NORTH CAROLINA
                                 --------------

                                   56-2137427
                                   ----------

                            1039 Second Street, N.E.
                          Hickory, North Carolina 28601
                          -----------------------------

                                 (888) 894-2483
                                 --------------

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR Value

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__
                                                                       -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   X
                             -------

The Registrant revenues for the year ended December 31, 2001 were $25,457,565.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2001 was approximately $33,414,758.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2001 was, 2,773,009.

                      Documents Incorporated by Reference:

    1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 (Part II)

    2. Proxy Statement dated March 8, 2002 for the 2002 Annual Meeting of Shareholders (Part III).

                        FORM 10-KSB CROSS REFERENCE INDEX
                        ---------------------------------

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2002, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

Key
---

AR            Annual Report to Shareholders for the fiscal year ended
              December 31, 2001.

Proxy Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2002.

10-KSB        10-KSB for the year ended December 31, 2001.

Part I                                                          Page
       Document                                                 ----
       --------

Item 1.   Business                                                3    10-KSB
Item 2.   Properties                                             11    10-KSB
Item 3.   Legal Proceedings                                      12    10-KSB
Item 4.   Submission of Matters to a Vote of Security Holders    12    10-KSB

Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                    12    AR
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    12    AR
Item 7.   Financial Statements and Supplementary Data            30    AR
Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                 30    10-KSB

Part II

Item 9.   Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of Exchange Act 30    Proxy
Item 10.  Executive Compensation                                 30    Proxy
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                             30    Proxy
Item 12.  Certain Relationships and Related Transactions         30    Proxy

Part IV

Item 13. Exhibits and Reports on Form 8-K
            (a)  Index to Exhibits                               30    10-KSB
            (b)  Reports on Form 8-K filed during the
                 three months ended December 31, 2001            31    10-KSB

                                     Part I

Item 1 - BUSINESS

(a)-(b) United Community Bancorp (formally Catawba Valley Bancshares, Inc.) is a bank holding company, that was organized on June 30, 1998 and elected to become a financial services holding company on October 16, 2001. United Community Bancorp (the "Company") is a North Carolina corporation and is headquartered in Hickory, North Carolina. The Company owns two state chartered banks, Catawba Valley Bank and it's subsidiary Valley Financial Services, and First Gaston Bank. Catawba Valley Bank, a state chartered bank and headquartered in Hickory, North Carolina organized under the laws of North Carolina on October 27, 1995 and opened for business on November 1, 1995. First Gaston Bank also a state chartered bank is headquartered in Gastonia, North Carolina organized on March 16, 1995 under the laws of North Carolina and opened July 11, 1995. On December 31, 2001 First Gaston Bank became the wholly owned subsidiary of United Community Bancorp under an Agreement and Plan of Share Exchange (the "Agreement"). Under the Agreement, the Company's name was changed from Catawba Valley Bancshares, Inc. to "United Community Bancorp". The transaction, which was initiated prior to June 30, 2001, was accounted for as a pooling-of-interest. Catawba Valley Bank and First Gaston Bank are collectively referred to herein as the "Banks". Deposits in the Banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (FDIC).

Catawba Valley Bank engages in general banking business in the City of Hickory and portions of the four counties called the Unifour area (Catawba, Burke, Caldwell and Alexander counties, North Carolina). Its operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located in its market area. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank's lending activities include making commercial loans to individuals and small- to medium-sized businesses located primarily in its market area for various business purposes and various consumer-type loans to individuals, including installment loans, equity lines of credit, overdraft checking credit and credit cards. Also, the Bank makes residential mortgage loans to its customers, which the Bank then sells to another mortgage lender. The Bank issues ATM cards which allow its customers to access their deposit accounts at the automated teller machines of other banks who are linked to the STAR system. The Bank also issues debit cards which allows its customer to have point of sale transactions at various merchants. The Bank does provide Internet and electronic banking services for its customers. The Bank does not provide trust services and leasing services, except through a correspondent bank.

Catawba Valley Bank operates four offices, each of which are full-service offices. The Bank's main office is located at 1039 Second Street N.E., in Hickory and has two other Hickory branches located at 1445 Second Avenue, NW and 2444 Springs Road. The Bank also has a Newton branch office located at 2675 Northwest Boulevard, Newton, North Carolina. Hickory. The Bank does operate a Mortgage loan office located at 1125 Second Street NE, Hickory. The Bank has a subsidiary called Valley Financial Services, Inc. that provides for various insurance and other financial products through third party affiliations. On January 1, 2002, Valley Financial became a subsidiary of the Company.

First Gaston Bank operates in the banking business in the city of Gastonia and the surrounding Gaston County. The Bank operates for the primary purpose of serving the banking needs of the customers in its market area. The Bank offers a wide range of banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, Individual Retirement accounts and other related business and individual banking services. The Bank's lending activity consist of commercial, installment, personal and home equity loans to individuals and small-to-medium size businesses located primarily within it's market area. The Bank also makes mortgage loans and then sells them to another mortgage lender. The Bank issues ATM and debit cards for their customers use.

First Gaston Bank operates three full service offices. The Bank's main office is located at 804 South New Hope Road in Gastonia. The Bank has two branches located at 6440 Wilkinson Boulevard in Belmont and at 701 South Main Street in Mt. Holly.

Commercial banking in Catawba and Gaston County, and in North Carolina as a whole is extremely competitive with state laws permitting statewide branching. The Banks compete directly for deposits in their market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In their lending activities, the Banks compete with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Catawba Valley Bank's market there are, twelve commercial banks operate with multiple offices. Catawba Valley Bank's predominant competitors are Branch Bank and Trust, People's Bank and Bank of Granite. These three institutions control approximately 61% of the market's deposits. First Gaston Bank's market area consists of thirteen commercial banks. First Gaston Bank's primary competitors are Branch Banking and Trust, Gaston Federal Bank and Wachovia Bank. These three control approximately 62% of the market's deposits.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions. Office locations, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. The Banks predominant competitors have greater resources, broader geographic markets and higher lending limits. They can offer more products, and can better afford and make more effective use of media advertising, support services and electronic technology than the Banks. The Banks depend on their reputation as community banks in their local market, direct customer contact, their ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

As of December 31, 2001, the Company employed 95 full time employees and 10 part-time employees. The Company is not a party to a collective bargaining agreement, and considers its relations with employees to be good.

Supervision and Regulation

Regulation of Registrant

Federal Regulation. Registrant is subject to examination, regulation and
-------------------
periodic reporting under the Bank Holding Company Act of 1956, as amended, (the "BHC Act"), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

     - making or servicing loans;
     - performing certain data processing services;
     - providing discount brokerage services;
     - acting as fiduciary, investment or financial advisor;
     - leasing personal or real property;
     - making investments in corporations or projects designed primarily to promote community welfare, and
     - acquiring a savings and loan association.

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

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines
---------------------
in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

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

Regulation of the Banks

The Banks are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Banks.

State Law. The Banks are subject to extensive supervision and regulation by the
----------
North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Banks deposits are
------------------
insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain
---------------------
risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2001, the Company was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 12.15% and 12.39% respectively.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under FDICIA described below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised
-------
the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

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

Miscellaneous. The dividends that may be paid by the Company are subject to
--------------
legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Company's capital surplus is at least 50% of its paid-in capital.

The earnings of the Company will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Community Reinvestment Act. The Banks are subject to the provisions of the
---------------------------
Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the Bank's record is made available to the public. Such an assessment is required of any bank, which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

Recent Legislative Developments

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), was enacted which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund (the "SAIF") and to assure payment of the Financing Corporation (the "FICO") obligations. All of the Banks deposits are insured by the FDIC's BIF. Under the Growth Act, banks with deposits that are insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The Growth Act stipulates that the BIF assessment rate to contribute toward the FICO obligations must be equal to one-fifth the SAIF assessment rate through year-end 2000, or until the insurance funds are merged, whichever occurs first. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $0.0126 per $100 of BIF-insured deposits for each year from 1997 through 2000 when the obligation of BIF-insured institutions increases to approximately $0.0240 per $100 of BIF-insured deposits per year through the year 2019, subject in all cases to adjustments by the FDIC on a quarterly basis. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible non-bank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing the regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act and the Home Savings Mortgage Disclosure Act.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

(c)-(e) Not applicable.

Item 2 - Property

The following table sets forth the location and other related information regarding the Banks offices and other properties occupied as of December 31, 2001.

                  Offices                  Location                   Status
                  -------                  --------                   ------
Catawba Valley Bank

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

                  West Hickory Branch      1445 Second Avenue  NW     Leased
                                           Hickory, North Carolina

                  Newton Branch            2675 Northwest Boulevard    Owned
                                           Newton, North Carolina

                  Operations Center        1115 Second Street NE       Owned
                                           Hickory, North Carolina

                  Mortgage Center          1125 Second Street NE      Leased
                                           Hickory, North Carolina

                  Springs Road Branch      2444 Springs Road           Owned
                                           Hickory, North Carolina

                  Offices                   Location                    Status
                  -------                   --------                    ------
First Gaston Bank

                  Main Office               804 South New Hope Road     Owned
                                            Gastonia, North Carolina

                  Belmont Branch            6440 South Main Street      Owned
                                            Belmont, North Carolina

                  Mt. Holly Branch          701 South Main Street       Owned
                                            Mt. Holly, North Caorlina

                  Operations Center         252 Wilmot Drive            Owned
                                            Gastonia, North Carolina

Item 3 - Legal Proceedings

The Company is not involved in any legal proceeding other than those coming from normal banking operations.

Item 4 - Submission of Matters to a Vote of Security Holders

United Community Bancorp held a special meting of shareholders on November 27, 2001. Of the 1,645,886 shares entitled to vote at the meeting, 1,022,770 shares voted. The following matters were voted on at the meeting:

1. The Agreement and Plan of Share Exchange with First Gaston Bank was approved with 62.1% of shares voted.
2. The renaming of Catawba Valley Bancshares, Inc. to "United Community Bancorp" was approved with 62.1% of shares votes.
3. An amendment to the by-laws of Catawba Valley Bancshares, Inc. to reduce the minimum number of directors from nine to eight was approved with 62.1% of shares voted.

First Gaston Bank also held a special meeting of shareholders on November 27, 2001. Of the 1,262,319 shares entitled to vote at the meeting, 918,168 shares voted. The following proposal was voted at the meeting.

1. The Agreement and Plan Share of Exchange with Catawba Valley Bancshares, Inc. was approved with 72.7% of shares voted.

                                     Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

The information contained in the section captioned "Market for the Common Stock, Stock Prices and Dividends" in the 2001 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

Item 6 - Management's Discussion and Analysis or Plan of Operation

The information contained in the section captioned "Management's Discussions and analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Certain of the information required to be provided pursuant to the disclosure requirements under Guide 3 of the Guides for the preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is included in the Annual Report, which is incorporated herein by reference. The remainder of this information is provided in the following tables

                            United Community Bancorp
                                     Table 1
                  Selected Financial Information and Other Data
            ($ in thousands, except per share and nonfinancial data)

                                        At or for the Year Ended December 31,
                                        -------------------------------------
                                            2001                 2000
                                            -----                ----
Operating Data:
Total interest income                   $   21,851            $   20,033
Total interest expense                      11,547                10,344
                                        ----------            ----------
   Net interest income                      10,304                 9,689
Provision for loan losses                      927                 1,118
                                        ----------            ----------
   Net interest income after provision       9,377                 8,571
Non-interest income                          3,606                 1,852
Non-interest expense                         9,075                 6,817
                                        ----------            ----------
   Income before income taxes                3,908                 3,606
Provision for income taxes                   1,278                   928
                                        ----------            ----------
   Net income (loss)                    $    2,630            $    2,678
                                        ==========            ==========

Per Share Data:
Earnings per share - basic              $     0.95            $     0.97
Earnings per share - diluted                  0.93                  0.94
Cash dividends per share                      0.12                  0.12
Market price
   High                                      15.50                 15.45
   Low                                        9.00                  8.41
   Close                                     12.05                  8.41
Book value                                   11.32                 11.35

Weighted average shares outstanding
   Basic                                 2,772,513             2,771,534
   Diluted                               2,842,276             2,853,997

Selected Year-End Balance Sheet Data:
Loans                                   $  240,321            $  195,018
Allowance for loan losses                    3,454                 2,938
Intangible assets                                -                     -
Total assets                               325,474               267,495
Deposits                                   259,147               220,004
Borrowings                                  33,766                17,632
Shareholders' equity                        31,388                28,616

                            United Community Bancorp
                                     Table 1
                  Selected Financial Information and Other Data
            ($ in thousands, except per share and nonfinancial data)

Selected Average Balances:
Total assets                                    $ 296,113       $ 234,700
Loans                                             213,924         171,076
Total interest-earning assets                     285,970         222,377
Deposits                                          238,120         193,674
Total interest-bearing liabilities                242,950         190,124
Shareholders' Equity                               30,500          26,659

Selected Performance Ratios:
Return on average assets                             0.89%           1.13%
Return on average equity                             8.77%           9.93%
Net interest margin                                  3.62%           4.37%
Noninterest expense to average assets                3.06%           2.90%
Dividend payout ratio                               12.63%          12.37%
Efficiency ratio                                    65.24%          59.07%

Asset Quality Ratios:
Nonperforming loans to period-end loans              0.24%           0.10%
Allowance for loan losses to period-end loans        1.44%           1.51%
Allowance for loan losses to nonperforming loans    16.71%           6.71%
Nonperforming assets to total assets                 0.51%           0.26%
Net loan charge-offs to average loans               -0.19%          -0.30%

Capital Ratios:
Total capital to risk weighted assets               12.39%          13.87%
Tier 1 capital to risk weighted assets              12.15%          13.74%
Tier 1 capital to average assets                     9.46%          10.83%
Equity to assets ratio                               9.64%          10.70%

Other Data:
Number of banking offices                               7               6
Number of full time equivalent employees              100              86

                            United Community Bancorp
                                     Table 2
                Average Balances and Net Interest Income Analysis
                                ($ in thousands)

                                                  Year Ended December 31, 2001       Year Ended December 31, 2000
                                                 -------------------------------     -----------------------------
                                                Average                 Average      Average              Average
                                                Balance     Interest       Rate      Balance     Interest    Rate
                                               ---------    ---------     -----      --------    -------- -------
                     Interest-earning assets:
                                        Loans  $ 213,924    $  17,655     8.25%     $  171,076   $ 16,800   9.82%
                           Taxable securities     52,113        3,400     6.52%         35,918      2,458   6.84%
                       Non-taxable securities      7,466          414     5.55%          3,995        222   5.56%
                Other interest-earning assets     12,467          382     3.06%         11,388        553   4.86%
                                               ---------    ---------     -----     ----------   --------  ------
                Total interest-earning assets    285,970       21,851     7.64%        222,377     20,033   9.01%
                                                            ---------     -----                  --------  ------

                                 Other assets     10,143                                12,323
                                               ---------                            ----------
                                 Total assets  $ 296,113                            $  234,700
                                               =========                            ==========

                Interest-bearing liabilities:
                                    Deposits:
       Savings, NOW and money market deposits  $  62,744    $   1,662     2.65%     $   55,284   $  2,239   4.05%
                  Time deposits over $100,000     54,669        3,048     5.58%         37,990      2,324   6.12%
                          Other time deposits     99,772        5,590     5.60%         83,713      4,966   5.93%
                                   Borrowings     25,765        1,248     4.84%         13,137        815   6.20%
                                               ---------    ---------     -----     ----------   --------   -----
           Total interest-bearing liabilities    242,950       11,548     4.75%        190,124     10,344   5.44%
                                                            ---------     -----                  --------   -----

                Non-interest-bearing deposits     20,935                                16,687
                            Other liabilities      1,728                                 1,230
                         Stockholders' equity     30,500                                26,659
                                               ---------                            ----------
   Total liabilities and stockholders' equity  $ 296,113                            $  234,700
                                               =========                            ==========
 Net interest income and interest rate spread               $  10,303     2.89%                  $  9,689   3.57%
                                                            =========     =====                  ========   =====

 Net yield on average interest-earning assets                             3.62%                             4.37%
                                                                          =====                             =====

     Ratio of average interest-earning assets
      to average interest-bearing liabilities     117.71%                               116.96%
                                                 ========                           ===========

                            United Community Bancorp
                                     Table 3
                        Volume and Rate Variance Analysis
                                 ($in thousands)

                                      Year Ended December 31, 2001 vs. 2000   Year Ended December 31, 2000 vs. 1999
                                      -------------------------------------   -------------------------------------
                                                 Increase (Decrease) Due to              Increase (Decrease) Due to
                                                 --------------------------              --------------------------
                                            Volume         Rate       Total            Volume       Rate      Total
                                            ------         ----       -----            ------       ----      -----

                        Interest income:
                                   Loans  $  3,872     $(3,017)     $  855           $ 8,671   $    483   $ 11,126
                      Taxable securities     1,082        (140)        942               667        178        993
                  Non-taxable securities       193          (1)        192               116         (6)       104
           Other interest-earning assets        43        (214)       (171)           (5,956)    (3,295)    (6,437)
                                          --------     -------      ------           -------   --------   --------

                   Total interest income     5,190      (3,372)      1,818             3,497     (2,639)    5,786
                                          --------     -------      ------           -------   --------   -------

                       Interest expense:
                                Deposits
  Savings, NOW and money market deposits       250        (827)       (577)              206        274       637
             Time deposits over $100,000       975        (251)        724               511         98       749
                     Other time deposits       926        (302)        624               893        369     1,417
                              Borrowings       698        (265)        433               201         42       673
                                          --------     -------      ------           -------   --------   -------

                  Total interest expense     2,849      (1,645)      1,204             1,811        782    33,476
                                          --------     -------      ------           -------   --------   -------

 Net interest income increase (decrease)  $  2,341     $(1,727)     $  614           $ 1,686   $ (3,422)  $ 2,310
                                          ========     =======      ======           =======   ========   =======

                            United Community Bancorp
                                    Table 4
                               Noninterest Income
                                ($ in thousands)

                                                     Year Ended December 31,
                                                     -----------------------
                                                       2001       2000
                                                       ----       ----

Service charges on deposit accounts                  $ 1,227    $   798
Other service charges, commissions and fees              333        297
Fees from presold mortgages                            1,538        545
Commissions from sale of credit insurance                 12         10
Data processing fees                                      --         --
Commission - Valley Financial Services                    89         17
                                                     -------    -------

 Core noninterest income                               3,199      1,667

Loan sale gains                                            6          2
Securities gains (losses), net                           116        (43)
Management Valley Financial Services                      --         --
Other - noninterest income                               288        218
Other gains (losses), net                                 (3)         8
                                                     -------    -------

 Total noninterest income                            $ 3,606    $ 1,852
                                                     =======    =======

                            United Community Bancorp
                                     Table 5
                              Noninterest expenses
                                ($ in thousands)

                                                 Year Ended December 31,
                                                ------------------------
                                                    2001           2000
                                                   -----          -----

Salaries                                          $ 4,022        $ 2,917
Employee benefits                                     686            753
                                                  -------        -------

 Total personnel expenses                           4,708          3,670

Net occupancy expense                                 466            398
Equipment related expense                             537            509
Amortization of intangible assets                      --              4
Stationery and supplies                               236            198
Telephone                                             117             91
Professional fees                                     482            245
Advertising and business promotions                   221            211
Non-credit losses                                      31             43
Merger expenses                                       236             --
Data processing                                       651            548
Other noninterest expenses                          1,390            900
                                                  -------        -------

 Total noninterest expense                        $ 9,075        $ 6,817
                                                  =======        =======

                            United Community Bancorp
                                     Table 8
                        Securities Portfolio Composition
                                ($ in thousands)

                                                    At December 31
                                                    --------------
                                                      2001   2000
                                                      ----   ----
Securities available for sale:
U.S. Treasury                                           --        --
U.S. Government agencies                          $ 30,049  $ 35,098
Mortgage-backed securities                          22,254     8,320
State and local governments                          9,412     6,712
Equity securities                                      613        --
                                                  --------  --------
Total securities available for sale                 62,328    50,130
                                                  ========  ========

    Average total securities during the year      $ 59,579  $ 39,913
                                                  ========  ========

                            United Community Bancorp
                                     Table 9
                        Securities Portfolio Composition
                                ($ in thousands)

                                         Amortized  Fair      Book
                                           Cost     Value    Yield (1)
                                         --------  -------  -----------
Securities available for sale:
 U.S. Government agencies
 Due within one year                        1,304    1,328   6.01%
 Due after one but within five years       12,760   13,149   5.49%
 Due after five but within ten years       14,712   15,070   6.42%
 Due after ten years                          500      502   8.00%
                                           ------  -------  ------
                                           29,277   30,049   6.02%
                                           ------  -------  ------

 Mortgage-backed securities
 Due within one year                          363      371   7.22%
 Due after one but within five years        3,627    3,667   6.11%
 Due after five but within ten years        5,373    5,468   6.20%
 Due after ten years                       12,871   12,749   6.42%
                                           ------  -------  ------
                                           22,234   22,255   6.33%
                                           ------  -------  ------

 Municipal agencies
 Due within one year                          305      308   7.09%
 Due after one but within five years        1,019    1,053   6.70%
 Due after five but within ten years        4,046    4,116   6.56%
 Due after ten years                        3,943    3,935   6.77%
                                           ------  -------  ------
                                            9,313    9,412   6.68%
                                           ------  -------  ------

 Corporate bonds                              605      613   5.63%
                                           ------  -------  ------

 Total securities available for sale
 Due within one year                        1,972    2,006   6.40%
 Due after one but within five years       18,011   18,482   5.50%
 Due after five but within ten years       24,132   24,654   6.39%
 Due after ten years                       17,314   17,186   6.55%
                                           ------  -------  ------
                                           61,429   62,328   6.23%
                                           ======  =======  ======

 (1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate.

                            United Community Bancorp

                                    Table 10

                            oan Portfolio Composition
                                ($ in thousands)

                                                                 At December 31,
                                                                 ---------------
                                                        2001                         2000
                                                        ----                         ----
                                                                   % of                      % of
                                                                  Total                     Total
                                              Amount              Loans        Amount       Loans
                                              ------              -----        ------       -----
Commercial                                  $   61,954            25.75%  $    50,145       25.69%
Mortgage loans on real estate
  Construction and land development             46,283            19.24%       28,003       14.35%
  Residential, 1-4 family                       40,879            16.99%       37,028       18.97%
  Residential, 5 or more families                6,713             2.79%        4,610        2.36%
  Residential, home equity                      22,940             9.54%       17,867        9.15%
  Nonfarm, nonresidential                       37,830            15.73%       36,042       18.46%
Consumer installment and other loans            23,964             9.96%       21,500       11.01%
                                            ----------           ------   -----------      ------
                 Loans, gross                  240,563           100.00%      195,195      100.00%
                                                                 ======                    ======

Allowance for loan losses                       (3,454)                        (2,938)
Unamortized net deferred loan fees
  and unearned income                             (242)                          (177)
                                            ----------                    -----------

                 Total loans, net           $  236,867                    $   192,080
                                            ==========                    ===========

                            United Community Bancorp

                                    Table 11

                                 Loan Maturities
                                ($ in thousands)

                                                                                   At December 31, 2001
                                                                                   --------------------
                                                                         Due after one
                                                       Due within       year but within       Due after
                                                        one year          five years         five years            Total
                                                       ---------          ----------         -----------           -----
Commercial                                            $    28,418        $     27,636        $     5,901        $   61,954
Real estate - construction and land development            31,832              12,811              1,640            46,283
Real estate - 1-4 family mortgage                          14,095              22,487              4,297            40,879
Real estate - 5 or more families                              248               6,465                  0             6,713
Real estate - commercial                                    4,467              23,522              9,841            37,830
Loans to individuals                                        8,403              13,025              2,536            23,964
Home equity lines of credit                                   170                 247             22,523            22,940
                                                      --------------------------------------------------------------------
 Total gross loans                                    $    87,633        $    106,193        $    46,737        $  240,563
                                                      ====================================================================

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not

                            United Community Bancorp
                                    Table 12
                              Nonperforming Assets
                                ($ in thousands)

                                                      At December 31,
                                                      ---------------

                                                 2001              2000
                                                 ----              ----

Nonaccrual loans                            $     434         $      59
Past due loans 90 days or more                    143               138
                                            ---------         ---------

 Total nonperforming loans                        577               197

Other real estate owned                         1,073               505
                                            ---------         ---------

 Total nonperforming assets                 $   1,650         $     702
                                            =========         =========
                                                    -                 -
Nonperforming loans as a percentage
  of total loans                                    0.24%             0.10%
Nonperforming assets as a percentage
  of loans and other real estate                    0.69%             0.36%
Nonperforming assets as a percentage
  of total assets                                   0.51%             0.26%
Nonperforming loans as a percentage
  of allowance for loan losses                     16.71%             6.71%

                            United Community Bancorp
                                    Table 13
                   Allocation of the Allowance for Loan Losses
                                ($ in thousands)



                                                         At December 31,
                                                        ---------------
                                                      2001          2000
                                                      ----          ----

Commercial                                         $ 1,397      $  1,213
Real estate - construction and land development        526           274
Real estate - 1-4 family mortgage                      366           323
Real estate - 5 or more families                         -             -
Real estate - commercial mortgage                      236           257
Loans to individuals                                   253           270
Home equity lines of credit                            279           204
                                                   -------      --------

Total allocated                                      3,057         2,541

Unallocated                                            397           397
                                                   -------      --------

Total                                              $ 3,454      $  2,938
                                                   =======      ========

                            United Community Bancorp
                                    Table 14
                        Loan Loss and Recovery Experience
                                ($ in thousands)

                                                    At or for the Year Ended December 31,
                                                    -------------------------------------
                                                            2001               2000
                                                            ----               ----
Loan outstanding at the end of the year                $ 240,321          $ 195,018
                                                       =========          =========

Average loans outstanding during the year              $ 213,924          $ 171,076
                                                       =========          =========

Allowance for loan losses at beginning of year         $   2,938          $   2,331
Provision for loan losses                                    927              1,118
                                                       ---------          ---------
                                                           3,865              3,449
                                                       ---------          ---------
Loans charged off:
    Commercial                                               197                374
    Real estate - construction                                73                  -
    Real estate - commercial mortgage                          -                 54
    Real estate - 1-4 family mortgage                         12                 29
    Loans to individuals                                     144                 85
    Home equity lines of credit                                -                 13
                                                       ---------          ---------
        Total charge-offs                                    426                555
                                                       ---------          ---------

Recoveries of loans previously charged off:
    Commercial                                                (3)               (21)
    Real estate - construction                                (3)                 -
    Real estate - commercial mortgage                          -                (16)
    Real estate - 1-4 family mortgage                          -                  -
    Loans to individuals                                      (9)                (6)
    Home equity lines of credit                                -                  -
                                                       ---------          ---------
        Total recoveries                                     (15)               (43)
                                                       ---------          ---------

                Net charge-offs                              411                512
                                                       ---------          ---------

Allowance for loan losses at end of year               $   3,454          $   2,938
                                                       =========          =========

Ratios:
    Net charge-offs as a percent of average loans          -0.19%             -0.30%
    Allowance for loan losses as a percent of
      loans at end of year                                  1.44%              1.51%

                            United Community Bancorp
                                    Table 10
                           Loan Portfolio Composition
                                ($ in thousands)

                                                              At December 31,
                                                              ---------------
                                                      2001                        2000
                                                      ----                        ----
                                                            % of                         % of
                                                            Total                        Total
                                              Amount        Loans         Amount         Loans
                                              ------        -----         ------         -----
Commercial                                 $    61,954      25.75%     $    50,145       25.69%
Mortgage loans on real estate
  Construction and land development             46,283      19.24%          28,003       14.35%
  Residential, 1-4 family                       40,879      16.99%          37,028       18.97%
  Residential, 5 or more families                6,713       2.79%           4,610        2.36%
  Residential, home equity                      22,940       9.54%          17,867        9.15%
  Nonfarm, nonresidential                       37,830      15.73%          36,042       18.46%
Consumer installment and other loans            23,964       9.96%          21,500       11.01%
                                           -----------     ------      -----------      ------
                 Loans, gross                  240,563     100.00%         195,195      100.00%
                                                           ======                       ======

Allowance for loan losses                       (3,454)                     (2,938)
Unamortized net deferred loan fees
  and unearned income                             (242)                       (177)
                                           -----------                 -----------

                 Total loans, net          $   236,867                 $   192,080
                                           ===========                 ===========

                            United Community Bancorp
                                    Table 16
                 Maturities of Time Deposits of $100,000 or More
                                ($ in thousands)

                                                                       At December 31,
                                                                       ---------------
                                            3 Months    Over 3 Months    Over 6 Months     Over 12
                                            or Less     to 6 Months      to 12 Months      Months        Total
                                            -------     -----------      ------------      ------        -----
Time Deposits of $100,000 or more          $  13,012     $  12,937        $   28,788     $   10,289    $  65,026
                                           =========     =========        ==========     ==========    =========

                            United Community Bancorp
                                    Table 17
                       Interest Rate Sensitivity Analysis
                                ($ in thousands)

                                                                          At December 31,
                                                                          ---------------
                                                  3 Months   Over 3 Months  Total Within    Over 12
                                                  or Less    to 12 Months    12 Months      Months        Total
                                                  -------    ------------    ---------      ------        -----
Interest-earning assets:
 Loans                                           $ 104,925    $  36,254      $ 141,179     $  99,142    $ 240,321
 Securities available for sale                         221        1,785          2,006        60,322       62,328
 Other earning assets                                9,666          100          9,766            99        9,865
                                                 ---------    ---------      ---------     ---------    ---------
 Total interest-earning assets                   $ 114,812    $  38,139      $ 152,951     $ 159,563    $ 312,514
                                                 =========    =========      =========     =========    =========
 Percent of total interest-earning assets            36.74%       12.20%         48.94%        51.06%      100.00%
 Cumulative percent of total interest-
   earning assets                                    36.74%       48.94%         48.94%       100.00%      100.00%

Interest-bearing liabilities
 Savings, NOW and money market deposits          $  66,757    $       -      $  66,757     $       -    $  66,757
 Time deposits * $100,000                           13,012       41,725         54,737        10,289       65,026
 Other time deposits                                22,027       63,384         85,411        16,893      102,304
 Borrowings                                          9,076        7,190         16,266        17,500       33,766
                                                 ---------    ---------      ---------     ---------    ---------
                                                 $ 110,872    $ 112,299      $ 223,171     $  44,682    $ 267,853
                                                 =========    =========      =========     =========    =========
 Percent of total interest-bearing liabilities       41.39%       41.93%         83.32%        16.68%      100.00%
 Cumulative percent of total interest-
   bearing liabilities                               41.39%       83.32%         83.32%       100.00%      100.00%

Interest sensitivity gap                         $   3,940    $ (74,160)     $ (70,220)    $ 114,881    $  44,661
Cumulative interest sensitivity gap                  3,940      (70,220)       (70,220)       44,661       44,661
Cumulative interest sensitivity gap as a
   percent of total interest-earning assets           1.26%      -22.47%        -22.47%        14.29%       14.29%
Cumulative ratio of interest-sensitive assets
   to interest-sensitive liabilities                103.55%       68.54%         68.54%       116.67%      116.67%

* denotes more than

                            United Community Bancorp

                                    Table 19
                                 Capital Ratios
                                ($ in thousands)

                                                           At December 31,
                                                           ---------------
                                                       2001              2000
                                                       ----              ----
Risk-Based and Leverage Capital:
 Tier 1 Capital:
  Common shareholders' equity                    $   31,388        $   28,616
  Intangible assets                                       -                 -
  Unrealized (gains) losses on securities
    available for sale                                 (593)             (280)
                                                -----------        ----------
    Total Tier 1 leverage capital                    30,795            28,336
                                                -----------        ----------

 Tier 2 Capital:
  Allowable allowance for loan losses                 3,170             2,588
                                                -----------        ----------
   Tier 2 capital additions                           3,170             2,588
                                                -----------        ----------

 Total risk-based capital                        $   33,965        $   30,924
                                                ===========        ==========

Risk weighted assets                             $  253,368        $  206,301
Tier 1 risk-weighted assets
 (includes Tier 1 capital adjustments)              252,775           206,021
Tier 2 risk-weighted assets
 (includes Tiers 1 and 2 capital adjustments)       255,945           208,609
Fourth quarter average assets                       325,484           261,736
Adjusted fourth quarter average assets
 (includes Tier 1 capital adjustments)              324,891           261,456

Risk-based capital ratios:
 Tier 1 capital to risk weighted assets               12.15%            13.74%
 Minimum required Tier 1 capital                       4.00%             4.00%

 Total capital to risk weighted assets                12.39%            13.87%
 Minimum required total risk-based capital             8.00%             8.00%

Leverage capital ratios:

 Tier 1 capital to average assets                      9.46%            10.83%
 Mimimum required Tier 1 leverage capital              4.00%             4.00%

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

                                    Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

The information contained under the section captioned "PROPOSAL 2: ELECTION OF DIRECTORS" in the Company's definitive proxy statement dated March 8, 2002 for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(i) Articles of Incorporation of Catawba Valley Bancshares, Inc (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

     3(ii) Bylaws of Catawba Valley Bancshares, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, March 25,
               1999)

     10(i) 1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Registrant's Registrant Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

     10(ii) 1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Registrant's Registrant Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

     10(iii)   Employment and Change of Control Agreement between the Bank and
               R. Steve Aaron dated January 1, 1999 (incorporated by reference to the Registration's Registration

          Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

     13   2001 Annual Report to Shareholders (filed pursuant to Rule 14a-6(b))

     99   Proxy Statement for 2002 Annual Meeting (filed pursuant to Rule
          14a-6(b))

(b)  Reports Filed on Form 8-K

     December 3, 2001

     1. An 8-K was December 3, 2001, regarding Shareholder and Broker dealer presentations.

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER            EXHIBIT
         ------            -------
         3(i) Articles of Incorporation of Catawba Valley Bancshares, (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

         3(ii) Bylaws of Catawba Valley Bancshares, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, March 25,1999)

         10(i) 1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

         10(ii) 1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

         10(iii) Employment and Change of Control Agreement between the Bank and R. Steve Aaron dated January 1, 1999 (incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25,
                  1999)

         10(iv) Employment and Change of Control Agreement for W. Alex Hall dated November 30, 1998 (incorporated by reference to the Company's Registration Sate on Form S-4 as filed with the Securities and Exchange Commission, August 10, 2001.

         13       2001 Annual Report to Shareholders (filed pursuant to Rule
                  14a-6(b))

         99 Proxy Statement for 2002 Annual Meeting (filed pursuant to Rule 14a-6(b))

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there-unto duly authorized.

                                  UNITED COMMUNITY BANCORP
                                  ------------------------

Date:  March 26, 2002             By: /s/ R. Steve Aaron
                                         ---------------------------------------
                                          R. Steve Aaron
                                           President and Chief Executive Officer

Date:  March 26, 2002             By: /s/ Susan B. Mikels
                                     -------------------------------------------
                                          Susan B. Mikels
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ David E. Cline                                    March 26, 2002
         --------------------------------------------
         David E. Cline, Director


         /s/ R. Steve Aaron                                    March 26, 2002
         --------------------------------------------
         R. Steve Aaron, Director



         /s/ Loretta Dodgen, Ph.D                              March 26, 2002
         --------------------------------------------
         Loretta Dodgen, Ph.D, Director



         /s/ W. Alex Hall                                      March 26, 2002
         --------------------------------------------
         W. Alex Hall, Director



         /s/ Robert P. Huntley                                 March 26, 2002
         --------------------------------------------
         Robert P. Huntley, Director



         /s/ W. Steve Ikerd                                    March 26, 2002
         --------------------------------------------
         W. Steve Ikerd, Director



         /s/ H. Ray McKenney                                   March 26, 2002
         --------------------------------------------
         H. Ray McKenney, Jr



         /s/ Howard L. Pruitt                                  March 26, 2002
         --------------------------------------------
         Howard L. Pruitt, Director