Form 10QSB
period 2002-03-31
UNITED COMMUNITY BANCORP
filed 2002-05-09
CIK 1082471

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the transition period ended March 31, 2002
                                                ----------------


                         Commission File Number 0-26551
                                               ---------

                            UNITED COMMUNITY BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           North Carolina                                    56-2137427
------------------------------------               -----------------------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                       Identification Number)


                    1039 SECOND STREET NE, HICKORY, NC 28601
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (888) 894-2483
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                      -----

As of April 30, 2002, 2,774,957 shares of the issuer's common stock, no par value, were outstanding.

This report contains 12 pages.

                                                                                                    Page No.
                                                                                                    --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 2002 and December 31, 2001 ....................................................  3

             Consolidated Statements of Operations
             Three Months Ended March 31, 2002 and 2001 ..............................................  4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2002 and 2001 ..............................................  5

             Notes to Consolidated Financial Statements ..............................................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................................................  7

Part II. Other Information

             Item 6.  Exhibits and Reports on Form 8-K ............................................... 10

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                                      United Community Bancorp and Subsidiaries
                                             Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------------

                                                                                 March 31,
                                                                                   2002             December 31,
ASSETS                                                                          (Unaudited)             2001*
                                                                            ------------------   ------------------

Cash and due from banks                                                     $        4,203,467   $        4,491,503
Interest-bearing deposits in banks                                                   1,296,822            3,213,034
Federal funds sold                                                                   1,074,576            2,460,431
Time deposits in banks                                                                 199,000              299,000
Investment securities available for sale                                            66,453,267           62,328,059
Loans                                                                              247,243,185          240,320,926
   Less allowance for loan losses                                                   (3,547,891)          (3,454,218)
                                                                            -------------------  -------------------
   Net loans                                                                       243,695,294          236,866,708
Factored accounts receivable                                                         3,169,835            2,567,527
Stock in the Federal Home Loan Bank, at cost                                         1,475,000            1,325,000
Bank premises and equipment                                                          7,605,643            7,507,478
Foreclosed assets                                                                      576,150            1,073,214
Other assets                                                                         3,708,109            3,341,762
                                                                            ------------------   ------------------
   Total assets                                                             $      333,457,163   $      325,473,716
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                              $       27,868,695   $       25,060,210
   Money market and NOW accounts                                                    59,848,499           59,517,063
   Savings                                                                           8,039,519            7,239,892
   Time, $100,000 and over                                                          67,024,751           65,026,463
   Other time                                                                      103,149,489          102,303,509
                                                                            ------------------          -----------
   Total Deposits                                                                  265,930,953          259,147,137
Federal Home Loan Bank Advance                                                      29,500,000           25,500,000
Securities sold under agreement to repurchase                                        4,621,509            4,990,870
Federal funds purchased                                                                290,000            3,275,000
Accrued expenses and other liabilities                                               1,251,754            1,172,914
                                                                            ------------------   ------------------
   Total liabilities                                                               301,594,216          294,085,921
                                                                            ------------------   ------------------
Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                                                               -                    -
   Common stock, $1 par value, 9,000,000 shares
   authorized 2,773,642 and 2,773,009 shares issued and
   outstanding in 2001 and 2000, respectively                                        2,773,642            2,773,009
   Additional paid-in capital                                                       26,720,757           26,714,550
   Treasury stock                                                                     (135,319)                 -
   Retained earnings                                                                 2,137,423            1,307,401
   Accumulated other comprehensive income                                              366,444              592,835
                                                                            ------------------   ------------------
   Total stockholders' equity                                                       31,862,947           31,387,795
                                                                            ------------------   ------------------
   Total liabilities and stockholders'equity                                $      333,457,163   $      325,473,716
                                                                            ==================   ==================

* Derived from audited financial statements


See accompanying notes.

                                     United Community Bancorp and Subsidiaries
                                 Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                        2002              2001
                                                                                    -------------   --------------
INTEREST INCOME
   Loans                                                                            $   4,016,098   $    4,608,977
   Investment securities                                                                  867,096          887,260
   Federal funds sold                                                                       6,359           99,247
   Interest-bearing deposits with banks                                                    22,462           25,210
                                                                                    -------------   --------------
       Total interest income                                                            4,912,015        5,620,694
                                                                                    -------------   --------------

INTEREST EXPENSE
   Time deposits, $100,000 and over                                                       676,313          774,371
   Other deposits                                                                       1,333,507        2,037,939
   Borrowings                                                                             263,070          351,469
                                                                                    -------------   --------------

       Total interest expense                                                           2,272,890        3,163,779
                                                                                    -------------   --------------

   Net interest income                                                                  2,639,125        2,456,915

   Provision for loan losses                                                              165,000          220,000
                                                                                    -------------   --------------

       Net interest income after provision for
          loan losses                                                                   2,474,125        2,236,915
                                                                                    -------------   --------------

Non-interest income
   Service charges on deposit accounts                                                    344,229          293,911
   Factoring operations                                                                   102,992           70,906
   Mortgage operations                                                                    548,502          297,291
   Other                                                                                  159,017           94,519
                                                                                    -------------   --------------

       Total non-interest income                                                        1,154,740          756,627
                                                                                    -------------   --------------

Non-interest expenses
   Compensation and employee benefits                                                   1,347,509        1,088,509
   Occupancy and equipment                                                                259,813          229,432
   Professional fees                                                                       44,482           96,048
   Stationery, printing and supplies                                                       50,249           60,277
   Advertising and business promotion                                                      44,903           44,135
   Data processing                                                                        178,260          154,912
   Other                                                                                  429,251          327,960
                                                                                    -------------   --------------

       Total non-interest expenses                                                      2,354,467        2,001,273
                                                                                    -------------   --------------

       Income before income taxes                                                       1,274,398          992,269

Income taxes                                                                              437,536          306,743
                                                                                    -------------   --------------

   Net income                                                                       $     836,862   $      685,526
                                                                                    =============   ==============

Net income per common share

Basic                                                                               $      0.30         $     0.25
                                                                                    ===========         ==========

Diluted                                                                             $      0.29         $     0.24
                                                                                    ===========         ==========


See accompanying notes.

                                      United Community Bancorp and Subsidiaries
                                  Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   --------------------------------
                                                                                        2002              2001
                                                                                   --------------   ---------------
Cash Flows from operating activities
   Net income                                                                      $      836,862   $       685,526
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                        141,900           128,548
     Net amortization of securities                                                        37,120           (66,342)
     Net amortization of loan fees                                                         42,478            42,543
     Provision for loan losses                                                            165,000           220,000
     Deferred compensation                                                                  7,028             7,028
     Net gains on sales of loans                                                           (1,230)                -
     Net (gains) losses from sale of foreclosed assets                                      3,048            (3,028)
     Change in assets and liabilities:
       (Increase) decrease in other assets                                               (275,489)         (649,766)
       Increase (decrease) in other liabilities                                            71,812            85,009
                                                                                   --------------   ---------------
     Net cash provided by operating activities                                          1,028,529           449,518
                                                                                   --------------   ---------------

Cash flows from investing activities
   Purchase of securities available for sale                                           (8,173,295)       (9,963,508)
   Purchase of Federal Home Loan Bank stock                                              (150,000)         (364,400)
   Proceeds from sales, maturities and calls of
     Investment securities                                                              3,665,225         4,553,681
   Net increase in loans                                                               (7,034,834)       (8,367,318)
   Net (increase) decrease in factored accounts receivable                               (602,308)         (879,097)
   Proceeds from sale of other real estate                                                522,509                 -
   Purchases of premises and equipment                                                   (240,065)         (923,821)
                                                                                   ---------------  ----------------
     Net cash used by investing activities                                            (12,012,768)      (15,944,463)
                                                                                   ---------------  ----------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                                         2,808,485         5,496,783
   Net increase in interest-bearing deposits                                            3,975,331        11,574,628
   Net increase (decrease) in securities sold under
     agreements to repurchase                                                            (369,361)         (650,057)
   Net increase in federal funds purchased                                             (2,985,000)       (1,210,000)
   Net increase in Federal Home Loan Bank advances                                      4,000,000        10,000,000
   Purchase of treasury stock                                                            (135,319)                -
   Proceeds from exercise of stock options                                                      -              (373)
                                                                                   --------------   ---------------
Net cash provided by
     Net cash provided by financing activities                                          7,294,136        25,210,981
     Net decrease in cash and cash equivalents                                         (3,690,103)        9,716,036

Cash and cash equivalents, beginning of period                                         10,463,968        11,756,343
                                                                                   --------------   ---------------
Cash and cash equivalents, end of period                                           $    6,773,865   $    21,472,379
                                                                                   ==============   ===============

Supplemental disclosure of cash flow information:
   Interest                                                                        $    2,246,790   $     3,005,952
                                                                                   ==============   ===============
   Income taxes                                                                    $      279,068   $       125,254
                                                                                   ==============   ===============

Supplemental disclosure of noncash investing activities
   Effect on equity of change in unrealized gain (loss)                            $     (226,391)  $       571,899
                                                                                   ===============  ===============


See accompanying notes.

                     United Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of United Community Bancorp (the "Company") it's two wholly-owned bank subsidiaries, Catawba Valley Bank and First Gaston Bank (the "Banks") and it's wholly owned subsidiary, Valley Financial Services. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

                                                        Three months ended
                                                             March 31,
                                                    ----------------------------
                                                         2002           2001
                                                    -------------   ------------

Weighted average number of common
   shares used in computing basic net
   income per share                                   2,768,019       2,772,009

Effect of dilutive stock options                         98,911          61,962
                                                    -------------   ------------

Weighted average number of common
   shares and dilutive potential common
   shares used in computing diluted net
   income per share                                   2,866,930       2,833,971
                                                    =============   ============


NOTE C - COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2002 and 2001, total  comprehensive  income
(loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $610,471 and $1,257,425 respectively.

                     United Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. the adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002 did not affect the Company's financial statements.

                    United Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Consolidated total assets increased by $8.0 million during the three months ended March 31, 2002, from $325.5 million at December 31, 2001 to $333.5 million at March 31, 2002. During the three months, the Company generated strong loan growth, as net loans increased by $6.8 million to $243.7 million. In addition, investment securities increased by $4.1 million to $66.5 million. The growth in these areas was funded by increases in Deposits and Borrowings of $7.4 million, respectively, with the balance of the funding provided from liquid assets.

Total stockholders' equity was $31.9 million at March 31, 2002 as compared with $31.4 million at December 31, 2001, an increase of $475,152. The increase resulted principally from the Company's net income for the three months of $836,862, net of a decrease in unrealized gains on available securities of $226,391 during the quarter. At March 31, 2002, both the Company and the Bank, continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Income. Net income for the quarter ended March 31, 2002 was $836,862 or $.30 per share, as compared with net income of $685,526 or $.25 per share, for the three months ended March 31, 2001, an increase of $151,336 or $.05 per share. An increase of $182,210 in net interest income for the current quarter was offset by increases of $353,194 in non-interest expenses, and $130,793 in the provision for income taxes.

Net Interest Income. Like most financial institutions, the primary component of earnings for our banks, Catawba Valley and First Gaston, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest bearing liabilities, spread refers

                     United Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earnings assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the quarter ended March 31, 2002 was $2.6 million as compared with $2.5 million during the quarter ended March 31, 2001, an increase of $182,210, that resulted principally from an increased level of interest earning assets during the quarter. Average interest earning assets were approximately $43.2 million higher during the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001.

Provision for Loan Losses. Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay estimated value of any underlying collateral prevailing economic conditions and other relevant factors deriving from our history of operations.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment and historical experience. Testing by our internal auditors and by other independent third parties contracted with to perform reviews of our loans helps to validate this process. In addition regulatory agencies, as an integral part of their examinations process, periodically review our allowance for loan losses and may require us to make additional provisions based upon information available to them at the time of their examination.

The provision for loan losses was $165,000 and $220,000 for the quarters ended March 31, 2002 and 2001, respectively. There were net loan charge offs of $71,406 during the quarter ended March 31, 2002 as compared with the net loan charge offs of $30,603 during the quarter ended March 31, 2001. At March 31, 2002 nonaccrual loans aggregated $817,659. The allowance for loan losses at March 31, 2002 totaled $3.5 million, or 1.43% of total loans. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income was $1.2 million for the quarter ended March 31, 2002 compared to $756,627 for the quarter ended March 31, 2001, an increase of $398,113.

The interest rate reductions by the Federal Reserve during 2001 have continued to have a significant impact in the mortgage lending area of the Banks. This impact accounted for $251,211 of the increase in non-interest income.

Non-Interest Expenses. Other expenses increased to $2.4 million during the quarter ended March 31, 2002 as compared with $2.0 million for the quarter ended March 31, 2001, an

                     United Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

increase of $353,194, resulting principally from increases in salaries and employee benefits, occupancy and equipment, and data processing aggregating $312,729. These increases are primarily attributable to the opening of Catawba Valley Bank's fourth full service branch late in the first quarter of 2001.

Provision for Income Taxes. The Company's effective tax rate (income taxes as a percentage of income before income taxes) for the three-months ended March 31, 2002 was 34.3% compared to 30.9% for the three-months ended March 31, 2001. The increase in the Company's effective tax rate results from the income tax expense in 2001 for its wholly owned subsidiary, First Gaston Bank. First Gaston's income tax expense for 2001 was reduced by the recognition of deferred tax assets generated in periods before the Bank achieved profitability.

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

At March 31, 2002, liquid assets comprised 19.2% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

                     United Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K.

              1. An 8-K was filed on January 2, 2002  regarding the  acquisition and disposition of assets related to the merger with First Gaston Bank.

              2. An 8-K was filed on January 22, 2002 regarding the purchase of up to 100,000 shares of the Company's common stock during 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED COMMUNITY BANCORP

Date:  May 8, 2002              By:   /s/ R. Steve Aaron
                                      ------------------------------------------
                                      R. Steve Aaron
                                      President and Chief Executive Officer

Date: May 8, 2002               By:   /s/ Susan B. Mikels
                                      ------------------------------------------
                                      Susan B. Mikels
                                      Chief Financial Officer