Form 10QSB
period 2002-06-30
UNITED COMMUNITY BANCORP
filed 2002-08-01
CIK 1082471

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the transition period ended ______________


                         Commission File Number 0-26551
                                                --------------

                            UNITED COMMUNITY BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               North Carolina                                  56-2137427
----------------------------------------            ----------------------------
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

As of July 31, 2002, 2,738,681 shares of the issuer's common stock, $1.00 par value, were outstanding.

This report contains 14 pages.

                                                                                   Page No.
                                                                                   --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition
              June 30, 2002 and December 31, 2001 ............................        3

              Consolidated Statements of Operations
              Three Months and Six Months Ended June 30, 2002 and 2001 .......        4

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2002 and 2001 ........................        5

              Notes to Consolidated Financial Statements .....................        6

Item 2 -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................        8

Part II.  Other Information

              Item 4.  Submission of Matters to a vote of shareholders .......       13

              Item 6.  Exhibits and Reports on Form 8-K ......................       13

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                     UNITED COMMUNITY BANCORP and Subsidiary
                           Consolidated Balance Sheets

                                                                June 30,
                                                                  2002         December 31,
ASSETS                                                         (Unaudited)         2001*
                                                             --------------  ---------------
Cash and due from banks                                      $   3,429,469   $    4,491,503
Interest-bearing deposits in banks                               2,621,942        3,213,034
Federal funds sold                                                 609,379        2,460,431
Time deposits in banks                                             199,000          299,000
Investment securities available for sale                        65,911,206       62,328,059
Loans                                                          267,276,995      240,320,926
   Less allowance for loan losses                               (3,693,910)      (3,454,218)
                                                             --------------  ---------------
   Net Loans                                                   263,583,085      236,866,708
Factored accounts receivable                                     3,382,489        2,567,527
Stock in the Federal Home Loan Bank, at cost                     1,775,000        1,325,000
Bank premises and equipment                                      8,120,450        7,507,478
Foreclosed assets                                                  719,917        1,073,214
Other assets                                                     3,282,037        3,341,762
                                                             -------------   --------------
   Total assets                                              $ 353,633,974   $  325,473,716
                                                             =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                               $  25,094,556   $   25,060,210
   Money market and NOW accounts                                61,981,512       59,517,063
   Savings                                                       8,020,739        7,239,892
   Time, $100,000 and over                                      83,759,514       65,026,463
   Other time                                                  103,863,556      102,303,509
                                                             -------------   --------------
   Total Deposits                                              282,719,877      259,147,137
Federal Home Loan Bank Advance                                  32,500,000       25,500,000
Securities sold under agreement to repurchase                    4,288,092        4,990,870
Federal funds purchased                                                  -        3,275,000
Accrued expenses and other liabilities                           1,089,643        1,172,914
                                                             -------------   --------------
   Total liabilities                                           320,597,612      294,085,921
                                                             -------------   --------------
Stockholder' equity:
   Preferred stock, no par value, 1,000,000 shares
   authorized; none issued                                               -                -
   Common stock, $1 par value, 9,000,000 shares
   authorized, 2,778,673 and 2,773,009 shares issued
   and outstanding in 2002 and 2001, respectively                2,778,673        2,773,009
   Additional paid in capital                                   26,762,429       26,714,550
   Treasury stock                                                 (487,784)               -
   Retained earnings                                             2,859,512        1,307,401
   Accumulated other comprehensive income                        1,123,532          592,835
                                                             -------------   --------------
   Total stockholders' equity                                   33,036,362       31,387,795
                                                             -------------   --------------
   Total liabilities and stockholders' equity                $ 353,633,974   $  325,473,716
                                                             =============   ==============

* Derived from audited financial statements

See accompanying notes.               -3-

                    United Community Bancorp and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                                         Three Months Ended               Six Months  Ended
                                                              June 30,                         June 30,
                                                   ------------------------------   ------------------------------
                                                        2002            2001            2002              2001
                                                   -------------   --------------   -------------   --------------
INTEREST INCOME
   Loans                                           $   4,343,195   $    4,435,951   $   8,359,293   $    9,044,928
   Investment securities                                 887,201          951,631       1,754,297        1,838,891
   Federal funds sold                                      3,278           83,490           9,637          182,737
   Interest-bearing deposits with banks                   25,025           23,781          47,487           48,991
                                                   -------------   --------------   -------------   --------------
       Total interest income                           5,258,699        5,494,853      10,170,714       11,115,547
                                                   -------------   --------------   -------------   --------------

INTEREST EXPENSE
   Time deposits, $100,000 and over                      736,058          745,194       1,412,371        1,519,565
   Other deposits                                      1,234,688        1,934,886       2,568,195        3,972,825
   Borrowings                                            280,285          346,757         543,355          698,226
                                                   -------------   --------------   -------------   --------------

       Total interest expense                          2,251,031        3,026,837       4,523,921        6,190,616
                                                   -------------   --------------   -------------   --------------

       Net interest income                             3,007,668        2,468,016       5,646,793        4,924,931

   Provision for loan losses                             270,000          127,000         435,000          347,000
                                                   -------------   --------------   -------------   --------------

       Net interest income after provision for
         loan losses                                   2,737,668        2,341,016       5,211,793        4,577,931
                                                   -------------   --------------   -------------   --------------
Non-interest income
   Service charges on deposit accounts                   448,388          305,994         792,617          599,905
   Factoring operations                                  110,862           86,340         213,854          157,246
   Mortgage operations                                   338,480          306,934         886,982          604,225
   Other                                                 101,849          133,661         260,866          228,180
                                                   -------------   --------------   -------------   --------------

       Total non-interest income                         999,579          832,929       2,154,319        1,589,556
                                                   -------------   --------------   -------------   --------------

Non-interest expenses
   Compensation and employee benefits                  1,303,384        1,146,620       2,650,893        2,235,129
   Occupancy and equipment                               259,041          240,614         518,854          470,046
   Professional fees                                      72,613           92,686         117,095          188,734
   Stationery, printing and supplies                      65,344           60,051         115,593          120,328
   Advertising and business promotion                     62,095           75,744         106,998          119,879
   Data processing                                       178,663          159,748         356,923          314,660
   Other                                                 393,468          328,335         822,719          656,295
                                                   -------------   --------------   -------------   --------------

       Total non-interest expenses                     2,334,608        2,103,798       4,689,075        4,105,071
                                                   -------------   --------------   -------------   --------------

       Income before taxes                             1,402,639        1,070,147       2,677,037        2,062,416

Income taxes                                             486,940          360,870         924,476          667,613
                                                   -------------   --------------   -------------   --------------

   Net income                                      $     915,699   $      709,277   $   1,752,561   $    1,394,803
                                                   =============   ==============   =============   ==============
Net income per common share
   Basic                                           $        0.33   $         0.26   $        0.63   $         0.50
                                                   =============   ==============   =============   ==============

   Diluted                                         $        0.32   $         0.25   $        0.61   $         0.49
                                                   =============   ==============   =============   ==============

Dividends declared per common share                $        0.07   $         0.06   $        0.07   $         0.06
                                                   =============   ==============   =============   ==============

See accompanying notes.               -4-

                    United Community Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                  ----------------------------------
                                                                                       2002               2001
                                                                                  ---------------   ----------------
Cash flows from operating activities
   Net income                                                                     $    1,752,561    $     1,394,802
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                     288,626            267,596
       Net amortization of securities                                                    123,316           (129,078)
       Net amortization of loan fees                                                     128,841             90,987
       Deferred income taxes                                                             327,106                  -
       Provision for loan losses                                                         405,000            347,000
       Provision for losses on foreclosed assets                                          31,200                  -
       Deferred compensation                                                              15,360             14,055
       Net (gains) losses on securities                                                   (8,842)            (7,962)
       Net (gains) losses on sales of loans                                               (2,709)             6,356
       Net (gains) losses from sale of foreclosed assets                                  28,931             (3,028)
       Change in assets and liabilities:
        (Increase) decrease in other assets                                             (618,195)           393,734
        Increase (decrease) in other liabilities                                         (98,631)          (342,269)
                                                                                  ---------------   ----------------
       Net cash provided by operating activities                                       2,372,564          2,032,193
                                                                                  ---------------   ----------------

Cash flows from investing activities
   Purchase of securities available for sale                                         (11,923,539)       (16,338,795)
   Purchase of Federal Home Loan Bank stock                                             (450,000)          (442,800)
   Proceeds from sales, maturities and calls of
     investment securities                                                             9,047,736         10,386,075
   Net increase in loans                                                             (27,541,276)       (13,157,178)
   Net (increase) decrease in factored accounts receivable                              (814,962)        (1,278,656)
   Proceeds from sale of other real estate                                               646,626                  -
   Purchases of premises and equipment                                                  (901,598)        (1,167,734)
                                                                                  ---------------   ----------------
     Net cash used by investing activities                                           (31,937,013)       (21,999,088)
                                                                                  ---------------   ----------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                                           34,346          2,838,873
   Net increase in interest bearing deposits                                          23,538,394         16,215,434
   Net increase (decrease) in securities sold under
     agreements to repurchase                                                           (702,778)          (450,857)
   Net increase in federal funds purchased                                            (3,275,000)        (1,210,000)
   Net increase in Federal Home Loan Bank advances                                     7,000,000          8,500,000
   Payment of dividends                                                                 (193,611)           (98,693)
   Purchase of treasury stock                                                           (487,784)                 -
   Proceeds from exercise of stock options                                                46,704               (373)
                                                                                  ---------------   ----------------
     Net cash provided by financing activities                                        25,960,271         25,794,384
     Net decrease in cash and cash equivalents                                        (3,604,178)         5,827,489
                                                                                  ---------------   ----------------

Cash and cash equivalents, beginning of period                                        10,463,968         11,756,343
                                                                                  ---------------   ----------------
Cash and cash equivalents, end of period                                          $    6,859,790    $    17,583,832
                                                                                  ---------------   ----------------

Supplemental disclosure of cash flow information:

   Interest                                                                       $    2,246,790    $     4,674,252
                                                                                  ===============   ================
   Income taxes                                                                   $    1,187,735    $       720,258
                                                                                  ===============   ================

Supplemental disclosure of noncash investing activities
   Effect on equity of change in unrealized gain (loss)                           $      530,697    $       485,364
                                                                                   =============    ================

See accompanying notes.                     -5-

                     United Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of United Community Bancorp (the "Company") and its two wholly owned bank subsidiaries, Catawba Valley Bank and First Gaston Bank (the "Banks") and it's wholly owned subsidiary Valley Financial Services. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                         Three months ended                Six months ended
                                                               June 30,                        June 30,
                                                     ----------------------------   ----------------------------
                                                          2002           2001           2002            2001
                                                     -------------    -----------   ------------   -------------
Weighted average number of common
    shares used in computing basic net
    income per share                                     2,755,130      2,772,009      2,761,830       2,772,009

Effect of dilutive stock options                           116,069         80,700        107,537          71,383
                                                     -------------    -----------   ------------   -------------
Weighted average number of common
    shares and dilutive potential common
    shares used in computing diluted net
    income per share                                     2,871,199      2,852,709      2,869,367       2,843,392
                                                     =============    ===========   ============   =============

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $1,672,787 and $622,742, respectively.

For the six months ended June 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $2,283,258 and $1,880,167, respectively.

NOTE D - OTHER SIGNIFICANT EVENTS

On July 11, 2002, First Gaston Bank announced that it had reached a definitive agreement to purchase the assets of RBC Centura Bank branch banking center at 120 West Wilkins Street in Dallas, North Carolina. The transaction is expected to close in the fourth quarter of 2002 subject to regulatory approval.

On July 15, 2002, First Gaston Bank opened their fourth full service branch in Stanley, North Carolina. This gives the Company eight full service branches.

NOTE E - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company's operations are entirely within the commercial and retail banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

During the six month period ended June 30, 2002, total assets increased from $325.4 million to $353.6 million, an increase of $28.2 million or 8.7%. On June 30, 2002, total loans including loans held for sale of $4.2 million were $267.3 million, an increase of $26.7 million or 11.3% from December 31, 2001. Investment securities available for sale increased $3.6 million to $65.9 million at June 30, 2002. Cash and cash equivalents, including federal funds sold decreased by $3.6 million. This decrease was the result of funds being used to purchase investment securities to achieve a better yield. Factored accounts receivable increased 31.7% to $3.4 million during the period. Stock in Federal Home Loan Bank increased $450,000 to $1.8 million, due to the increased level of our Federal Home Loan Bank advances. Bank premises and equipment increased 8.2% as a result of First Gaston nearing completion of their fourth full service branch to open in early third quarter.

Earning assets represented 97% of total assets on June 30, 2002. The allowance for loan losses was $3.7 million at June 30, 2002, representing 1.38% of total loans. Management believes that the allowance is adequate at this time.

Deposits on June 30, 2002 were $282.7 million, an increase of $26.7 million or 9.1% from December 31, 2001. Certificates of deposits or time deposits increased $20.3 million during the period. Other interest bearing deposits increased $3.2 million or 4.9%. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on certificates of deposit. Other borrowings increased by $3.0 million at June 30, 2002.

The Banks now operate seven full service branches and continue to actively solicit loans and deposits.

Total stockholders' equity increased $1.6 million for the six month period ended June 30, 2002. The increase resulted principally from net income of $1.8 million for the six months. Accumulated other comprehensive income increased by $530,697 for the period. During the six months ended June 30, 2002, the Company repurchased 31,792 of its common shares totaling $488,000 under its stock repurchase plan. The Company paid semi-annual cash dividends of $193,614 or $0.07 per share in May of 2002. At June 30, 2002, the Company and the Banks continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income. Net income for the quarter ended June 30, 2002 was $915,699 or $.33 per share, as compared with net income of $709,277 or $.26 per share for the three months ended June

30, 2001, an increase of $206,422 or $.07 per share. An increase in net interest income for the quarter ended June 30, 2002 of $539,652 and an increase in non-interest income of $166,650 was offset by an increase in non-interest expense of $230,810.

Net Interest Income. Like most financial institutions, the primary component of earnings for our banks, Catawba Valley and First Gaston, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest bearing liabilities, spread refers to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earnings assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the quarter ended June 30, 2002 was $3.0 million as compared with $2.5 million during the quarter ended June 30, 2001 an increase of $539,652. This increase, although there was significant growth in both interest earning assets and interest bearing liabilities was impacted by the increase in the net interest margin. During 2001, the market experienced a rapid decline in short term interest rates which had a negative impact on interest margin as the yield on the Company's interest earning assets adjusted downward at a faster rate than interest bearing liabilities. As rates have stabilized, the rates paid on interest bearing liabilities have adjusted down while the rates on interest earning assets have remained somewhat constant to increase the overall net interest spread. The Company's net interest margin increased from 3.25% for the three-month period ending June 30, 2001 to 3.40% for the same period in 2002.

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

The provision for loan losses was $270,000 and $127,000 for the quarters ended June 30, 2002 and 2001, respectively. There were net loan charge offs of $124,078 during the quarter ended

June 30, 2002 as compared with net charge offs of $84,030 during the quarter ended June 30, 2001. At June 30, 2002, non-accrual loans aggregated $825,151. This represented 0.31% of total loans at June 30, 2002. At June 30, 2002 the allowance for loan loss was 1.38% of total loans.

Non-Interest Income. Non-interest income was $999,579 for the quarter ended June 30, 2002 compared to $832,929 for the quarter ended June 30, 2001, an increase of $166,650. This increase is attributed to several factors. In mid December 2000, Catawba Valley Bank started a new overdraft protection program. During the third quarter of 2001, First Gaston Bank also started a new overdraft protection program. These two new programs coupled with the growth in core deposit accounts resulted in an increase of $142,394 in service charges on deposit accounts. Fees charged for non-sufficient funds increased from $216,988 in the second quarter of 2001 to $335,452 for the same period in 2002, an increase of $118,464. The increase of $24,522 in factor operations resulted from increased volume in that program. This increase along with an increase of $31,546 in mortgage operations were offset somewhat by a decrease in other non interest income of $31,812 for the three-month period, which resulted primarily from losses on the sale of other real estate owned.

Non-Interest Expense. Non-interest expense increased to $2.3 million during the quarter ended June 30, 2002 as compared to $2.1 million for the quarter ended June 30, 2001, an increase of $230,810. Compensation and employee benefits are the largest component of non interest expense. This component increased from $1.1 million for the three month ending June 30, 2001 to $1.3 million for the same period in 2002, an increase of $156,764. The increase is attributed to the opening of First Gaston Bank's new branch early in the third quarter of 2002 and the addition of employees to staff this branch. Occupancy and equipment increased $18,427 for the three month period in 2002 as compared to 2001. This increase is also related to the opening of First Gaston's new branch. Professional fees decreased from $92,686 for the three months ended June 30, 2001 to $72,613 for the same period in 2002. This resulted primarily from cost efficiencies gained from the share exchange with First Gaston Bank on December 31, 2001. Data processing expense increased from $159,748 at June 30, 2001 to $178,663 for the same three month period ending June 30, 2002. The growth in loans and deposits has a direct effect on data processing expense

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001.

Net Income. Net income for the six months ended June 30, 2002 was $1.8 million or $.63 per share, as compared with net income of $1.4 million or $.50 per share for the six months ended June 30, 2001, an increase of $357,758 or $.13 per share. An increase in net interest income of $721,862 and an increase in non-interest income of $564,763 for the six month period were off set by an increase in non-interest expense of $584,004.

Net Interest Income. Net interest income was $5.6 million during the six months ended June 30, 2002 as compared with $4.9 million during the corresponding period of the previous fiscal year, an increase of $721,862. Although the growth in average interest earning assets out paced the growth in average interest bearing liabilities by $2.6 million for the six month period ending June 30, 2002 as compared to the same period in 2001, total interest income decreased $944,833 in 2002 as compared to 2001. Interest expense, however, decreased $1.7 million for the same period. As rates on interest earning assets have continued to stabilize in 2002, rates on interest bearing liabilities have continued to go down. This resulted in an increase in net interest margin from 2.33% for the six months ending June 30, 2001 to 2.87% for the comparable period in 2002. Management expects the net interest margin to continue to widen in the second half of 2002.

Provision for Loan Losses. The provision for the loan losses was $435,000 and $347,000 for the six months ended June 30, 2002 and 2001, respectively. There were net loan charge offs of $195,484 for the six months ended June 30, 2002 as compared with net loan charge offs of $122,397 during the six months ended June 30, 2001. At June 30, 2002, non-accrual loans aggregated $825,151.

Non-Interest Income. Non-interest income was $2.2 million for the six months ended June 30, 2002 as compared to $1.6 million for the six months ended June 30, 2001, an increase of $564,763. Service charges on deposit accounts increased $192,712 during the six month period ending June 30, 2002, as compared to same in 2001. The introduction by the Company of their new overdraft protection in 2001 is the primary factor behind this increase. Fees charged on non-sufficient funds increased from $423,519 for the six month period ending June 30, 2001 to $579,189 for the same period in 2002. The growth in deposits also had a direct impact on service charges. Income from mortgage operations is the largest component of non interest income, increasing $282,757 from $604,225 for the six months ending June 30, 2001 to $886,982 for the same period in 2002. This increase resulted primarily from an increase in the volume of loans originated for the secondary market.

Non-Interest Expense. Non-interest expense increased to $4.7 million during the six months ended June 30, 2002 as compared to $4.1 million for the six months ended June 30, 2001, an increase of $584,004. As noted earlier, compensation and employee benefits is the largest component of this category. For the six months ending June 30, 2002, compensation and employee benefits was $2.6 million and increase of $415,764 from $2.2 million for the same period in 2001. The increase in mortgage operations referenced above did have a direct effect on this area in the form of commissions which are based on volume. As previously discussed First Gaston Bank opened a new branch early in the third quarter of 2002. Additionally Catawba Valley Bank opened their fourth full service branch in late March 2001. The addition of the new employees for these two new branches plus some additional staffing in response to the Company's continued growth attributed to this increase as well. The two new branches also had a direct effect on the $48,808 increase in occupancy and equipment expense from 2001 to 2002. The $42,263 increase in data processing expense is also related to the addition of the two new branches and to the overall growth in both loans and deposits.

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

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and repayments of mortgage-backed securities. The external sources of funds are increases in deposits and borrowings.

At June 30, 2002, liquid assets comprised 17% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC, the primary regulator of Catawba Valley Bank and First Gaston Bank, and the Federal Reserve, the primary regulator of United Community Bancorp, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines.

At June 30, 2002, both United Community and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for "well capitalized" bank holding companies and banks.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held on April 23, 2002. Of the 2,773,009 shares entitled to vote at the meeting, 2,175,508 shares voted. The following matters were voted on at the meeting:

         1.   Election of Directors

              R. Steve Aaron, David E. Cline, Loretta P. Dodgen, W. Alex Hall,Jr., Robert P. Huntley, W. Steve Ikerd, H. Ray McKenney,Jr. and Howard L. Pruitt were all elected to one-year terms with 78.45% of shares voted.

         2. Dixon Odom PLLC was ratified to serve as independent auditor for the year ending December 31, 2002 with 78.45% of the shares voted.

         3. An amendment to the 1996 Incentive Stock Option Plan was approved with 78.45% of shares voted.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              A form S-3D United Community Bancorp Dividend Reinvestment and Common Stock Purchase plan was filed with the SEC on May 15, 2002.

         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED COMMUNITY BANCORP

Date: 07/31/2002                   By: /s/ R. Steve Aaron
                                       -----------------------------------------
                                       R. Steve Aaron
                                       President and Chief Executive Officer

Date: 07/31/2002                   By: /s/ Susan B. Mikels
                                       -----------------------------------------
                                       Susan B. Mikels
                                       Chief Financial Officer