Form 10QSB/A
period 2002-06-30
UNITED COMMUNITY BANCORP
filed 2002-08-08
CIK 1082471

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

As of July 31, 2002, 2,739,081 shares of the issuer's common stock, $1.00 par value, were outstanding.

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

                                   UNITED COMMUNITY BANCORP

Date: 07/31/2002                   By: /s/ R. Steve Aaron
                                       -----------------------------------------
                                       R. Steve Aaron
                                       President and Chief Executive Officer

Date: 07/31/2002                   By: /s/ Susan B. Mikels
                                       -----------------------------------------
                                       Susan B. Mikels
                                       Chief Financial Officer


                                 CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by United Community Bancorp (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                   UNITED COMMUNITY BANCORP


Date: August 8, 2002               By: /s/ R. Steve Aaron
                                       -----------------------------------------
                                   R. Steve Aaron
                                   President and Chief Executive Officer


Date: August 8, 2002               By: /s/ Susan B. Mikels
                                       -----------------------------------------
                                   Susan B. Mikels
                                   Chief Financial Officer