Form 10QSB
period 2002-09-30
UNITED COMMUNITY BANCORP
filed 2002-11-14
CIK 1082471

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002


                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                      For the transition period ended _________________


                         Commission File Number    0-26551
                                                -------------


                            UNITED COMMUNITY BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NORTH CAROLINA                                 56-2137427
-------------------------------------             ----------------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                    Identification Number)


                    1039 SECOND STREET NE, HICKORY, NC 28601
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (828) 894-2483
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----

As of October 31, 2002, 2,719,581 shares of the issuer's common stock, $1.00 par value, were outstanding.

This report contains 16 pages.

                                                                                                Page No.
                                                                                                --------
Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               September 30, 2002 and December 31, 2001 ......................................     3

               Consolidated Statements of Operations
               Three Months and Nine Months Ended September 30, 2002 and 2001 ................     4

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2002 and 2001 .................................     5

               Notes to Consolidated Financial Statements ....................................     6

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................................     9


Item 3 -   Controls and Procedures ...........................................................    13

Part II.   Other Information

Item 6 -   Exhibits and Reports on Form 8-K ..................................................    14

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                    United Community Bancorp and Subsidiaries
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                  September 30,
                                                                      2002             December 31,
ASSETS                                                             (Unaudited)             2001*
                                                               ------------------   ------------------
Cash and due from banks                                        $        2,913,316   $        4,491,503
Interest-bearing deposits with banks                                    5,827,617            3,213,034
Federal funds sold                                                        604,453            2,460,431
Time deposits in banks                                                    199,000              299,000
Investment securities available for sale                               65,991,463           62,328,059
Loans                                                                 292,033,776          240,320,926
   Less allowance for loan losses                                      (3,956,021)          (3,454,218)
                                                               ------------------   ------------------
   Net Loans                                                          288,077,755          236,866,708
Factored accounts receivable                                            2,968,395            2,567,527
Stock in the Federal Home Loan Bank, at cost                            1,850,000            1,325,000
Bank premises and equipment                                             9,030,121            7,507,478
Foreclosed assets                                                         437,772            1,073,214
Bank owned life insurance                                               4,018,046                    -
Other assets                                                            3,502,309            3,341,762
                                                               ------------------   ------------------
   Total Assets                                                $      385,420,247   $      325,473,716
                                                               ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                 $       28,721,005   $       25,060,210
   Money market and NOW accounts                                       61,898,280           59,517,063
   Savings                                                              7,732,310            7,239,892
   Time, $100,000 and over                                             96,430,067           65,026,463
   Other time                                                         114,172,900          102,303,509
                                                               ------------------   ------------------
   Total Deposits                                                     308,954,562          259,147,137
Federal Home Loan Bank Advance                                         36,000,000           25,500,000
Securities sold under agreement to repurchase                           3,244,993            4,990,870
Federal funds purchased                                                 1,500,000            3,275,000
Accrued expenses and other liabilities                                  1,555,063            1,172,914
                                                               ------------------   ------------------
   Total Liabilities                                                  351,254,618          294,085,921
                                                               ------------------   ------------------
Stockholder' equity:
   Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                                                    -                    -
   Common stock, $1 par value, 9,000,000 shares
     authorized, 2,781,123 and 2,773,009 shares issued
     and outstanding in 2002 and 2001, respectively                     2,781,123            2,773,009
   Additional paid-in capital                                          26,778,818           26,714,550
   Treasury stock                                                        (971,090)                   -
   Retained earnings                                                    3,951,893            1,307,401
   Accumulated other comprehensive income                               1,624,885              592,835
                                                               ------------------   ------------------
   Total stockholders' equity                                          34,165,629           31,387,795
                                                               ------------------   ------------------
   Total liabilities and stockholders' equity                  $      385,420,247   $      325,473,716
                                                               ==================   ==================

* Derived from audited financial statements

See accompanying notes.

                    United Community Bancorp and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                  ------------------------------   ------------------------------
                                                       2002            2001            2002              2001
                                                  -------------   --------------   -------------   --------------
INTEREST INCOME
   Loans                                          $   4,648,099   $    4,409,607   $  13,007,392   $   13,454,535
   Investment securities                                831,786        1,059,885       2,586,083        2,898,776
   Federal funds sold                                    13,534           18,211          23,171           67,202
   Interest-bearing deposits with banks                  35,540           84,487          83,027          267,224
                                                  -------------   --------------   -------------   --------------
       Total Interest income                          5,528,959        5,572,190      15,699,673       16,687,737
                                                  -------------   --------------   -------------   --------------

INTEREST EXPENSE
   Time deposits, $100,000 and over                     789,062          766,488       2,201,433        2,286,053
   Other deposits                                     1,226,026        1,794,207       3,794,221        5,767,032
   Borrowings                                           284,054          285,357         827,409          983,583
                                                  -------------   --------------   -------------   --------------

       Total interest expense                         2,299,142        2,846,052       6,823,063        9,036,668
                                                  -------------   --------------   -------------   --------------

       Net interest income                            3,229,817        2,726,138       8,876,610        7,651,069

   Provision for loan losses                            419,220          200,000         854,220          547,000
                                                  -------------   --------------   -------------   --------------

       Net interest income after provision for
         Loan losses                                  2,810,597        2,526,138       8,022,390        7,104,069
                                                  -------------   --------------   -------------   --------------

Non-interest income
   Service charges on deposit accounts                  513,976          302,511       1,306,593          902,416
   Factoring operations                                  96,706           84,620         310,560          241,866
   Mortgage operations                                  658,607          328,501       1,545,589          932,726
   Other                                                289,805           96,277         550,671          324,457
                                                  -------------   --------------   -------------   --------------

       Total non-interest income                      1,559,094          811,909       3,713,413        2,401,465
                                                  -------------   --------------   -------------   --------------

Non-interest expenses
   Compensation and employee benefits                 1,439,169        1,190,885       4,090,062        3,426,014
   Occupancy and equipment                              294,507          257,066         813,361          727,112
   Professional fees                                    125,757          155,183         242,852          343,917
   Stationery, printing and supplies                     64,420           48,595         180,013          168,923
   Advertising and business promotion                    76,363           36,506         183,361          156,385
   Data processing                                      179,989          168,336         536,912          482,996
   Other                                                489,457          357,936       1,312,176        1,014,231
                                                  -------------   --------------   -------------   --------------

       Total non-interest expenses                    2,669,662        2,214,507       7,358,737        6,319,578
                                                  -------------   --------------   -------------   --------------

       Income before taxes                            1,700,029        1,123,540       4,377,066        3,185,956

Income taxes                                            607,647          373,020       1,532,123        1,040,633
                                                  -------------   --------------   -------------   --------------

   Net income                                     $   1,092,382   $      750,520   $   2,844,943   $    2,145,323
                                                  =============   ==============   =============   ==============

Net income per common share
   Basic                                          $        0.40   $         0.27   $        1.03   $         0.77
                                                  =============   ==============   =============   ==============
   Diluted                                        $        0.38   $         0.26   $        0.99   $         0.75
                                                  =============== ==============   =============   ==============

Dividends declared per common share               $           -   $            -   $        0.07   $         0.06
                                                  =============   ==============   =============   ==============

See accompanying notes.

                    United Community Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                   2002               2001
                                                                                ------------      -------------
Cash flows from operating activities
   Net income                                                                   $  2,844,943      $   2,145,323
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                 442,803            412,539
       Net amortization of securities                                                177,973           (274,766)
       Net amortization of loan fees                                                 196,648            152,926
       Provision for loan losses                                                     854,220            547,000
       Provision for losses on foreclosed assets                                      31,200                  -
       Deferred compensation                                                          23,040             21,083
       Net (gains) losses on securities                                             (157,330)           (12,712)
       Net (gains) losses on sales of loans                                           (2,709)             6,356
       Net (gains) losses from sale of foreclosed assets                              30,303             (3,028)
       Change in assets and liabilities:
       (Increase) decrease in other assets                                          (754,757)          (167,418)
       Increase (decrease) in other liabilities                                      359,109           (273,657)
                                                                                ------------      -------------
       Net cash provided by operating activities                                   4,045,443          2,553,646
                                                                                ------------      -------------

Cash flows from investing activities
   Purchase of securities available for sale                                     (17,734,540)       (31,725,828)
   Purchase of bank owned life insurance                                          (4,018,046)                 -
   Purchase of Federal Home Loan Bank stock                                         (525,000)          (442,800)
   Proceeds from sales, maturities and calls of
     Investment securities                                                        15,647,159         18,421,359
   Net increase in loans                                                         (52,789,973)       (27,563,212)
   Net (increase) decrease in factored accounts receivable                          (400,868)          (657,713)
   Proceeds from sale of premises and equipment                                            -                  -
   Proceeds from sale of other real estate                                         1,134,300             90,629
   Purchases of premises and equipment                                            (1,965,446)        (1,478,993)
                                                                                ------------      -------------
      Net cash used by investing activities                                      (60,652,414)       (43,356,558)
                                                                                ------------      -------------

Cash flows from financing activities
   Net increase non-interest-bearing deposits                                      3,660,795          3,459,919
   Net increase in interest bearing deposits                                      46,146,630         27,707,611
   Net increase (decrease) in securities sold under
     agreements to repurchase                                                     (1,745,877)          (588,711)
   Net increase in federal funds purchased                                        (1,775,000)        (1,210,000)
   Net increase in Federal Home Loan Bank advances                                10,500,000          8,500,000
   Payment of dividends                                                             (193,611)           (98,693)
   Purchase of treasury stock                                                       (971,090)                 -
   Proceeds from exercise of stock options                                            65,542              6,787
                                                                                ------------      -------------
     Net cash provided by financing activities                                    55,687,389         37,776,913
     Net decrease in cash and cash equivalents                                      (919,582)        (3,025,999)
                                                                                ------------      -------------

Cash and cash equivalents, beginning of period                                    10,463,968         11,756,343
                                                                                ------------      -------------
Cash and cash equivalents, end of period                                        $  9,544,386      $   8,730,344
                                                                                ============      =============
Supplemental disclosure of cash flow information:
   Interest                                                                     $  6,740,705      $   8,988,153
                                                                                ============      =============
   Income taxes                                                                 $  1,797,735      $   1,193,316
                                                                                ============      =============
Supplemental disclosure of noncash investing activities
   Effect on equity of change in unrealized gains and losses,
   on investment securities available for sale                                  $  1,032,050      $     864,974
                                                                                ============      =============

                    United Community Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of United Community Bancorp (the "Company") and its two wholly owned bank subsidiaries, Catawba Valley Bank and First Gaston Bank ("the banks") and it's wholly owned subsidiary Valley Financial Services. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                  Three months ended           Nine months ended
                                                     September 30,               September 30,
                                               ------------------------    ------------------------
                                                  2002          2001          2002          2001
                                               ----------    ----------    ----------    ----------
Weighted average number of common
    shares used in computing basic net
    income per share                            2,730,923     2,773,009     2,751,414     2,772,346



Effect of dilutive stock options                  118,550        74,985       110,609        72,981
                                               ----------    ----------    ----------    ----------
Weighted average number of common
    shares and dilutive potential common
    shares used in computing diluted net
    income per share                            2,849,473     2,847,994     2,862,024     2,845,327
                                               ==========    ==========    ==========    ==========

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,593,735 and $1,130,130, respectively.

For the nine months ended September 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $3,876,993 and $3,010,297, respectively.

NOTE D - OTHER SIGNIFICANT EVENTS

On July 11, 2002, First Gaston Bank announced that it had reached a definitive agreement to purchase the assets of RBC Centura Bank's branch banking center at 120 West Wilkins Street in Dallas, North Carolina. This transaction is expected to close in the fourth quarter of 2002 subject to regulatory approval.

On August 5, 2002 the Company and Community Bancshares, Inc., North Wilkesboro, NC ("Community") announced the signing of a definitive agreement to merge whereby Community Bancshares, Inc. would be merged into the Company and Community's subsidiary bank, Northwestern National Bank would be merged into Catawba Valley Bank, a subsidiary bank of the Company. Northwestern's branches in its market will continue to operate under the Northwestern Bank name as branch offices of Catawba Valley Bank. The merger is subject to approval by federal and state banking authorities and appropriate shareholder approvals. It is anticipated that the transaction will be completed by year end 2002.

NOTE E - SEGMENT INFORMATION

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

NOTE F - SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Company became aware that the condition of one its commercial loans had deteriorated. Management has evaluated the collectibility of this loan and has determined that it will be necessary to add $190,000 to the allowance for loan losses specifically for this loan during the fourth quarter of 2002.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

During the nine months ended September 30, 2002, total consolidated assets increased $60.0 million or 18.4% from $325.5 million to $385.4 million. This increase in the Company's assets resulted primarily from an increase in our net loans outstanding of $51.2 million or 21.6% during the period. Additionally, during the nine months ended September 30, 2002, the Company made an investment of $4.0 in bank owned life insurance, available sale securities increased $3.7 million and bank premises and equipment increased $1.5 million. This 20.3% increase in premises and equipment resulted from First Gaston completing the construction of and opening it's fourth full service branch in July 2002, North Carolina, and Catawba Valley purchased land for it's fifth full service branch in Statesville, North Carolina, which is scheduled to open in the third quarter of 2003. Also during the nine-month period, our investment in the stock of the Federal Home Loan Bank increased $525,000 to $1.9 million, due to the increased level of our Federal Home Loan Bank advances, and the level of our foreclosed assets decreased by 59.2% from $1.1 million at December 31, 2001 to $437,772 at September 30, 2002.

The aforementioned growth in our assets was funded principally by an increase of $49.8 million or 19.2% in deposits from our customers during the period from $259.1 million at December 31, 2001 to $308.9 million at September 30, 2002, and from a net increase in our borrowings of $7.0 million during the same period. Our borrowings consist of Federal Home Loan Bank advances, securities sold under agreements to repurchase, and federal funds purchased. The most significant component of the increase in deposits from our customers during the period was the increase in time deposits of $100,000 or more, which increased $31.4 million from $65.0 million at December 31, 2001 to $96.4 million at September 30, 2002. Cash and cash equivalents of $1.0 million were also deployed during the period to fund our asset growth.

Earning assets represented 95.9% of total assets on September 30, 2002. The allowance for loan losses was $4.0 million at September 30, 2002, representing 1.35% of total loans. Management believes that the allowance is adequate at this time.

Deposits on September 30, 2002 were $308.9 million, an increase of $49.8 million or 19.2% from December 31, 2001. Certificates of deposits or time deposits increased $43.3 million during the period. Other interest bearing deposits increased $2.9 million or 4.3%. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on certificates of deposit. Other borrowings increased by $7.0 million at September 30, 2002.

The Banks now operate eight full service branches and continue to actively solicit loans and deposits.

Total stockholders' equity increased $2.8 million for the nine month period ended September 30, 2002. The increase resulted principally from net income of $2.8 million for the nine months.

Accumulated other comprehensive income increased by $1.0 million for the period. During the nine months ended September 30, 2002, the Company repurchased 61,892 of its common shares totaling $971,090 under its stock repurchase plan. The Company paid semi-annual cash dividends of $193,614 or $0.07 per share in May of 2002. At September 30, 2002, the Company and the Banks continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

Net Income. Net income for the quarter ended September 30, 2002 was $1.1 million or $.40 per share, as compared with net income of $750,520 or $.27 per share for the three months ended September 30, 2001, an increase of $341,862 or $.13 per share. An increase in net interest income for the quarter ended September 30, 2002 of $503,679 and an increase in non-interest income of $747,185 was offset by an increase in non-interest expense of $455,155 and an increase in the provision for loan losses of $219,220.

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

Net Interest Income for the quarter ended September 30, 2002 was $3.2 million as compared with $2.7 million during the quarter ended September 30, 2001 an increase of $503,679. Our net interest income was impacted by the increased level of our interest earning assets and interest bearing liabilities during the period combined with an increase in our net interest margin during the period. During 2001, the market experienced a rapid decline in short term interest rates which had a negative impact on interest margin as the yield on the Company's interest earning assets adjusted downward at a faster rate than interest bearing liabilities. As rates have stabilized, the rates paid on interest bearing liabilities have adjusted down while the rates on interest earning assets have remained somewhat constant to increase the overall net interest spread. The Company's net interest margin increased from 3.48% for the three-month period ending September 30, 2001 to 3.52% for the same period in 2002.

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

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment and historical experience. Testing by our internal auditors and by other independent third parties contracted with to perform reviews of our loans helps to validate this process. In addition regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make additional provisions based upon information available to them at the time of their examination.

The provision for loan losses was $419,220 and $200,000 for the quarters ended September 30, 2002 and 2001, respectively. There were net loan charge offs of $157,109 during the quarter ended September 30, 2002 as compared with net charge offs of $106,803 during the quarter ended September 30, 2001. At September 30, 2002, non-accrual loans aggregated $1,001,333.

Non-Interest Income. Non-interest income was $1.6 million for the quarter ended September 30, 2002 compared to $811,909 for the quarter ended September 30, 2001, an increase of $747,185. This increase is attributable to several factors. In mid December 2000, Catawba Valley Bank started a new overdraft protection program. During the third quarter of 2001, First Gaston Bank also started a new overdraft protection program. These two new programs coupled with the growth in core deposit accounts resulted in an increase of $211,465 in service charges on deposit accounts. Fees charged for non-sufficient funds increased from $205,340 in the third quarter of 2001 to $409,024 for the same period in 2002, an increase of $203,684. The increase of $12,086 in factoring operations resulted from increased volume in that program. Income from mortgage operations increased from $328,501 for the three months ended September 30, 2001 to $658,607 for the same period in 2002, an increase of $330,106. Other non-interest income increased $193,528 for the three month period, with $148,488 of that income coming from gains recognized on the sale of investment securities during the third quarter of 2002.

Non-Interest Expense. Non-interest expense increased to $2.7 million during the quarter ended September 30, 2002 as compared to $2.2 million for the quarter ended September 30, 2001, an increase of $455,155. Compensation and employee benefits are the largest component of non interest expense. This component increased from $1.2 million for the three months ended September 30, 2001 to $1.4 million for the same period in 2002, an increase of $248,284. The increase resulted in large part from the opening of First Gaston Bank's new branch early in the third quarter of 2002 and the addition of employees to staff this branch. Occupancy and equipment increased $37,441 for the three month period in 2002 as compared to 2001. This increase is also related to the opening of First Gaston's new branch. Professional fees decreased from $155,183 for the three months ended September 30, 2001 to $125,757 for the same period in 2002. This resulted primarily from cost efficiencies gained from the share exchange with First Gaston Bank on December 31, 2001. Data processing expense increased from $168,336 at September 30, 2001 to $179,989 for the same three month period ending September 30, 2002. The growth in loans and deposits has a direct effect on data processing expense

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001.

Net Income. Net income for the nine months ended September 30, 2002 was $2.8 million or $1.03 per share, as compared with net income of $2.1 million or $.77 per share for the nine months ended September 30, 2001, an increase of $699,620 or $.26 per share. Increases, in net interest income of $1.2 million and an increase in non-interest income of $1.3 million for the nine month period were off set by an increase in non-interest expense of $1.0 million and an increase in the provision for loan losses of $307,270.

Net Interest Income. Net interest income was $2.8 million during the nine months ended September 30, 2002 as compared with $2.1 million during the corresponding period of the previous fiscal year, an increase of $699,620. Although the growth in average interest earning assets out paced the growth in average interest bearing liabilities by $2.9 million for the nine month period ending September 30, 2002 as compared to the same period in 2001, total interest income decreased $1.0 million in 2002 as compared to 2001. Interest expense, however, decreased $2.2 million for the same period. As rates on interest earning assets have continued to stabilize in 2002, rates on interest bearing liabilities have continued to go down. This resulted in an increase in net interest margin from 3.36% for the nine months ending September 30, 2001 to 3.39% for the comparable period in 2002.

Provision for Loan Losses. The provision for loan losses was $854,220 and $547,000 for the nine months ended September 30, 2002 and 2001, respectively. There were net loan charge offs of $352,417 for the nine months ended September 30, 2002 as compared with net loan charge offs of $221,202 during the nine months ended September 30, 2001. At September 30, 2002, non-accrual loans aggregated $1,101,333.

Non-Interest Income. Non-interest income was $3.7 million for the nine months ended September 30, 2002 as compared to $2.4 million for the nine months ended September 30, 2001, an increase of $1.3 million. This increase resulted principally from an increase of $404,177 in service charges on deposit accounts. The introduction by the Banks of their new overdraft protection in 2001 is the primary factor behind this increase. Fees charged on non-sufficient funds increased from $628,859 for the nine month period ending September 30, 2001 to $985,609 for the same period in 2002. The growth in deposits also had a direct impact on service charges. Income from mortgage operations is the largest component of non interest income, increasing $612,863 from $932,726 for the nine months ending September 30, 2001 to $1.5 million for the same period in 2002. This increase resulted primarily from an increase in the volume of loans originated for the secondary market. Other non-interest income increased from $324,457 for the nine months ended September 30, 2001 to $550,671 for the same period in 2002; an increase of $226,214. Gains recognized on the sale of securities for the nine months ended September 30, 2002 were $157,330. There were no security sales for the same period in 2001.

Non-Interest Expense. Non-interest expense increased to $7.4 million during the nine months ended September 30, 2002 as compared to $6.3 million for the nine months ended September 30, 2001, an increase of $1.0 million. As noted earlier, compensation and employee benefits are the largest component of this category. For the nine months ending September 30, 2002, compensation and employee benefits were $4.1 million, and increase of $664,048 from $3.4 million for the same period in 2001. The increase in mortgage operations referenced above did have a direct effect on this area in the form of commissions, which are based on volume. As previously discussed First Gaston Bank opened a new branch early in the third quarter of 2002. Additionally Catawba Valley Bank opened it's fourth full service branch in late March 2001. The addition of the new employees for these two new branches plus some additional staffing in response to the Company's continued growth attributed to this increase as well. The two new branches also had a direct effect on the $86,249 increase in occupancy and equipment expense from 2001 to 2002. Professional fees decreased $101,065 from $343,917 for the nine month period ended September 30, 2001 to $242,852 for the same period in 2002. This resulted from cost efficiencies gained from the share exchange with First Gaston on December 31, 2001. The $53,916 increase in data processing expense is also related to the addition of the two new branches and to the overall growth in both loans and deposits.

Liquidity and Capital Resources

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion.

Liquidity management addresses the Banks ability to meet deposit withdrawals on demand or at contractual maturity and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and repayments of mortgage-backed securities. The external source of funds are increases in deposits and borrowings.

At September 30, 2002, liquid assets comprised 18.1% of total assets. The Company has $35 million in available credit with the Federal Home Loan Bank of Atlanta and also has $6 million available in various Fed Funds Purchased lines and a line of credit. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC, the primary regulator of Catawba Valley Bank and First Gaston Bank, and the Federal Reserve, the primary regulator of the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines.

At September 30, 2002, both United Community and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for "well capitalized" bank holding companies and banks

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

Part II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 A Form 8-K was filed on August 6, 2002 announcing the Definitive Agreement Between the Company and Community Bancshares, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED COMMUNITY BANCORP

Date: November 9, 2002             By: /s/ R. Steve Aaron
                                       -----------------------------------------
                                       R. Steve Aaron
                                       President and Chief Executive Officer

Date: November 9, 2002             By: /s/ Susan B. Mikels
                                       -----------------------------------------
                                       Susan B. MIkels
                                       Chief Financial Officer

                            SECTION 906 CERTIFICATION

The undersigned hereby certify that, to his or her knowledge, (i) the Form 10-QSB filed by United Community Bancorp (the "Issuer") for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                   UNITED COMMUNITY BANCORP

Date: November 9, 2002             By: /s/ R. Steve Aaron
                                       -----------------------------------------
                                       R. Steve Aaron
                                       President and Chief Executive Officer

Date: November 9, 2002             By: /s/ Susan B. Mikels
                                       -----------------------------------------
                                       Susan B. Mikels
                                       Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                            Section 302 Certification

I, R. Steve Aaron, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of United Community Bancorp, a North Carolina company (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 9, 2002                 By: /s/ R. Steve Aaron
                                           -------------------------------------
                                           R. Steve Aaron
                                           President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                            Section 302 Certification

I, Susan B. Mikels, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of United Community Bancorp, a North Carolina company (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 9, 2002                 By: /s/ Susan B. Mikels
                                           -------------------------------------
                                           Susan B. Mikels
                                           Chief Financial Officer