Form 10KSB
period 2002-12-31
UNITED COMMUNITY BANCORP
filed 2003-03-31
CIK 1082471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                       ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-26551

                            UNITED COMMUNITY BANCORP

                                 NORTH CAROLINA

                                   56-2137427

                            1039 Second Street, N.E.
                         Hickory, North Carolina 28601

                                 (888) 894-2483

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant's revenues for the year ended December 31, 2002 were $26,696,134

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2002 was approximately $74,731,090.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2002 was 4,270,348.

                      Documents Incorporated by Reference:

     1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 (Part II)

     2. Proxy Statement dated March 17, 2003 for the 2003 Annual Meeting of Shareholders (Part III).

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

Key

AR Annual Report to Shareholders for the fiscal year ended December 31, 2002.

Proxy Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003.

10-KSB    10-KSB for the year ended December 31, 2002.

                                                                   Page   Document
                                                                   ----   --------
Part I

Item 1.   Business                                                   3    10-KSB
Item 2.   Property                                                  11    10-KSB
Item 3.   Legal Proceedings                                         13    10-KSB
Item 4.   Submission of Matters to a Vote of Security Holders       13    10-KSB

Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                       11    AR
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        3    AR
Item 7.   Financial Statements and Supplementary Data               12    AR
Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    31    10-KSB

Part III

Item 9.   Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of Exchange Act     4    Proxy
Item 10.  Executive Compensation                                     9    Proxy
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                 3    Proxy
Item 12.  Certain Relationships and Related Transactions            12    Proxy

Part IV

Item 13.  Exhibits and Reports on Form 8-K
          (a)  Index to Exhibits                                    32    10-KSB
          (b)  Reports on Form 8-K filed during the three months
               ended December 31, 2002                              32    10-KSB
Item 14   Controls and Procedures                                   32    10-KSB

                                     Part I

Item 1 - BUSINESS

(a)-(b) United Community Bancorp is a bank holding company, that was organized on June 30, 1998 and elected to become a financial holding company on October 16, 2001. United Community Bancorp (the" Registrant or Company") is a North Carolina corporation and is headquartered in Hickory, North Carolina. The Registrant has two wholly owned subsidiaries that are state chartered banks; Catawba Valley Bank headquartered in Hickory, North Carolina and First Gaston Bank of North Carolina headquarter in Gastonia, North Carolina. The Registrant also has a wholly owned subsidiary, Valley Financial Services. Catawba Valley Bank, was organized under the laws of North Carolina on October 27, 1995 and opened for business on November 1, 1995. First Gaston Bank was organized on March 16, 1995 under the laws of North Carolina and opened July 11, 1995. On December 31, 2002, under an Agreement and Plan of Merger (the "Agreement") the Registrant acquired Community Bancshares, Inc, the holding company for Northwestern National Bank and Community Mortgage Corporation. The branches of Northwestern were merged into the Registrant's wholly owned subsidiary Catawba Valley Bank, and will be doing business as "Northwestern Bank A Division of Catawba Valley Bank." Community Mortgage became a wholly owned subsidiary of the Registrant. This transaction was accounted for under the purchase method.

The Registrant formed Catawba Valley Capital Trust I and Catawba Valley Capital Trust II in December 2002. These Trusts were formed to facilitate the issuance of trust preferred securities. The Trusts are statutory business trusts formed under the laws of the Sate of Delaware, and all common securities are owned by the Registrant. Catawba Valley Bank and First Gaston Bank are collectively referred to herein as the "Banks". Deposits in the Banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (FDIC).

Catawba Valley Bank engages in general banking business in the City of Hickory and portions of seven North Carolina counties: Alexander, Ashe, Burke, Caldwell, Catawba, Watauga and Wilkes. Its operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located in its market area. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank's lending activities include making commercial loans to individuals and small- to medium-sized businesses located primarily in its market area for various business purposes and various consumer-type loans to individuals, including installment loans, equity lines of credit, overdraft checking credit and credit cards. Also, the Bank makes residential mortgage loans to its customers, which the Bank then sells to another mortgage lender. The Bank issues ATM cards which allow its customers to access their deposit accounts at the automated teller machines of other banks that are linked to the STAR system. The Bank also issues debit cards which allows its customer to have point of sale transactions at various merchants. The Bank does provide Internet and electronic banking services for its customers. The Bank does not provide trust services and leasing services, except through a correspondent bank.

Catawba Valley Bank operates ten offices, each of which are full service offices. The Bank's main office is located at 1039 Second Street, NE, in Hickory, which is in Catawba County. The Bank has three other locations in Catawba County, three locations in Wilkes County and one location each in Alexander, Ashe and Watagua counties. The Bank has two more locations in Iredell County under construction to open in the third quarter of 2003. The Bank also operates a mortgage loan office in Hickory.

First Gaston Bank engages in the general banking business in the City of Gastonia and the surrounding areas of Gaston County. The Bank operates for the primary purpose of serving the banking needs of the customers in its market area. The Bank offers a wide range of banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, Individual Retirement Accounts and other related business and individual banking services. The Bank's lending activity consists of commercial, installment, personal and home equity loans to individuals and small-to-medium size businesses located primarily within its market area. The Bank also makes mortgage loans and then sells them to another mortgage lender. The Bank issues ATM and debit cards for their customers' use and does provide Internet and electronic banking services for its customers.

First Gaston Bank operates five full services offices. The Bank's main office is located at 804 South New Hope Road in Gastonia. The Bank has one location each in the towns of Belmont, Mt. Holly and Stanley. In October of 2002 the Bank purchased a branch location in Dallas from RBC Centura. All these locations are in Gaston County.

Commercial banking in North Carolina as a whole is extremely competitive with state laws permitting statewide branching. The Banks compete directly for deposits in their market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In their lending activities, the Banks compete with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Catawba Valley Bank's Catawba County market there are eleven commercial banks operating with multiple offices. Catawba Valley Bank's predominant competitors are BB&T, People's Bank and Wachovia Bank. These three institutions control approximately 67% of the market's deposits. In Catawba Valley Bank's mountain counties its main competitors are Wachovia, First Citizens Bank and High Country Bank. First Gaston Bank's market area contains twelve commercial banks. First Gaston Bank's primary competitors are BB&T, Citizens South Bank and Wachovia Bank. These three control approximately 61% of the market's deposits.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions. Office locations, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. The Banks' predominant competitors have greater resources, broader geographic markets and higher lending limits. They can offer more products, and can better afford and make more effective use of media advertising, support services and electronic technology than the Banks. The Banks depend on their reputation as community banks in their local market, direct customer contact, their ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

As of December 31, 2002, the Registrant employed 165 people. The Registrant is not a party to a collective bargaining agreement, and considers its relations with employees to be good.

Supervision and Regulation

Regulation of Registrant

Federal Regulation. Registrant is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, (the "BHC Act"), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

          .    making or servicing loans;
          .    performing certain data processing services;
          .    providing discount brokerage services;
          .    acting as fiduciary, investment or financial advisor;
          .    leasing personal or real property;
          .    making investments in corporations or projects designed primarily to promote community welfare, and
          .    acquiring a savings and loan association.

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

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

     . a leverage capital requirement expressed as a percentage of total assets;

     . a risk-based requirement expressed as a percentage of total risk-weighted assets; and

     . a Tier 1 leverage requirement expressed as a percentage of total assets.

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

State Law. The Banks are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Banks deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

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

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

     . publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

     . the establishment of uniform accounting standards by federal banking agencies,

     . the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

     . additional grounds for the appointment of a conservator or receiver, and

     . restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

Miscellaneous. The dividends that may be paid by the Company are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Company's capital surplus is at least 50% of its paid-in capital.

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

Community Reinvestment Act. The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the Bank's record is made available to the public. Such an assessment is required of any bank, which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of two commercial banks, the Registrant is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve which acts as the nation's central bank can directly affect money supply and, in general, affect bank's lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. We have not as yet determined the impact that this act will have on our operations although the impact is not expected to be material.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

(c)-(e) Not applicable.

Item 2 - Property

The following table sets forth the location and other related information regarding the Banks' offices and other properties occupied as of December 31, 2002.

                      Offices                Location                         Status
                      --------------------   ------------------------------   ------
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

                      West Hickory Branch    1445 Second Avenue NW            Leased
                                             Hickory, North Carolina

                      Newton Branch          2675 Northwest Boulevard         Owned
                                             Newton, North Carolina

                      Operations Center      1115 Second Street NE            Owned
                                             Hickory, North Carolina

                      Mortgage Center        1125 Second Street NE            Leased
                                             Hickory, North Carolina

                      Springs Road Branch    2444 Springs Road                Owned
                                             Hickory, North Carolina

                      Offices                Location                         Status
                      --------------------   ------------------------------   ------

First Gaston Bank

                      Main Office            804 South New Hope Road          Owned
                                             Gastonia, North Carolina

                      Belmont Branch         6440 South Main Street           Owned
                                             Belmont, North Carolina

                      Mt. Holly Branch       701 South Main Street            Owned
                                             Mt. Holly, North Carolina

                      Operations Center      252 Wilmot Drive                 Owned
                                             Gastonia, North Carolina

                      Stanley Branch         206 South Highway 27             Owned
                                             Stanley, North Carolina

                      Dallas Branch          120 West Wilkins Street          Leased
                                             Dallas, North Carolina

                      Offices                Location                         Status
                      --------------------   ------------------------------   ------

Northwestern Bank
A Division of
Catawba Valley Bank

                      Wilkesboro Branch      1600 Curtis Bridge Road          Owned
                                             Wilkesboro, North Carolina

                      N. Wilkesboro Branch   5 Sparta Road                    Leased
                                             N. Wilkesboro, North Carolina

                      Millers Creek Branch   2924 NC Highway 16 North         Owned / Land leased
                                             Millers Creek, North Carolina

                      Taylorsville Branch    315 West Main Avenue             Owned
                                             Taylorsville, North Carolina

                      W. Jefferson Branch    1055 Mt. Jefferson Road          Owned
                                             West Jefferson, North Carolina

                      Boone Branch           206 Southgate Dr., Suite 21      Leased
                                             Boone, North Carolina

                      Loan Administration    1301 Westwood Lane               Leased
                                             Wilkesboro, North Carolina

Item 3 - Legal Proceedings

The Registrant is not involved in any legal proceeding other than those coming from normal banking operations.

Item 4 - Submission of Matters to a Vote of Security Holders

Registrant held a special meting of shareholders on December 19, 2002. Of the 2,719,231 shares entitled to vote at the meeting, 1,507,798 shares voted. The following matters were voted on at the meeting:

1. The Agreement and Plan of Merger with Community Bancshares, Inc. was approved with 55.4% of shares voted.

                                    Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

The information contained in the section captioned "Market for the Common Stock, Stock Prices and Dividends" in the 2002 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

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
            ($ in thousands, except per share and nonfinancial data)

                                         At or for the Year Ended December 31,
                                         -------------------------------------
                                                   2002         2001
                                                ----------   ----------
Operating Data:
Total interest income                           $   21,182   $   21,851
Total interest expense                               9,079       11,547
                                                ----------   ----------
   Net interest income                              12,103       10,304
Provision for loan losses                            1,224          927
                                                ----------   ----------
   Net interest income after provision              10,879        9,377
Non-interest income                                  5,514        3,606
Non-interest expense                                10,273        9,075
                                                ----------   ----------
   Income before income taxes                        6,120        3,908
Provision for income taxes                           2,130        1,278
                                                ----------   ----------
   Net income (loss)                            $    3,990   $    2,630
                                                ==========   ==========

Per Share Data:
Earnings per share - basic                      $     1.45   $     0.95
Earnings per share - diluted                          1.36         0.93
Cash dividends per share                              0.14         0.12
Market price
   High                                              17.85        15.50
   Low                                               12.25         9.00
   Close                                             16.81        12.05
Book value                                           14.10        11.32

Weighted average shares outstanding
   Basic                                         2,774,899    2,772,513
   Diluted                                       2,925,408    2,842,276

Selected Year-End Balance Sheet Data:
Loans                                           $  415,741   $  240,321
Allowance for loan losses                            5,721        3,454
Intangible assets                                   19,813           --
Total assets                                       553,967      325,474
Deposits                                           440,532      259,147
Borrowings                                          40,077       33,766
Stockholder's equity                                60,232       31,388

                            United Community Bancorp
                                     Table 1
                  Selected Financial Information and Other Data
            ($ in thousands, except per share and nonfinancial data)

Selected Average Balances:
Total assets                                       $358,556   296,113
Loans                                               264,274   213,924
Total interest-earning assets                       338,816   285,970
Deposits                                            287,689   238,120
Total interest-bearing liabilities                  297,654   242,950
Stock holder's Equity                                32,824    30,500

Selected Performance Ratios:
Return on average assets                               1.11%     0.89%
Return on average equity                              12.16%     8.77%
Net interest margin                                    3.57%     3.62%
Noninterest expense to average assets                  2.87%     3.06%
Dividend payout ratio                                  9.66%    12.63%
Efficiency ratio                                      58.31%    65.24%

Asset Quality Ratios:
Nonperforming loans to period-end loans                0.74%     0.24%
Allowance for loan losses to period-end loans          1.38%     1.44%
Allowance for loan losses to nonperforming loans      52.86%    16.73%
Nonperforming assets to total assets                   0.65%     0.51%
Net loan charge-offs to average loans                 -0.21%    -0.19%

Capital Ratios:
Total capital to risk weighted assets                 13.32%    13.40%
Tier 1 capital to risk weighted assets                12.07%    12.15%
Tier 1 capital to average assets                      10.37%     9.46%
Equity to assets ratio                                10.87%     9.64%

Other Data:
Number of banking offices                                17        11
Number of full time equivalent employees                165       146

                            United Community Bancorp
                                     Table 2
                Average Balances and Net Interest Income Analysis
                                ($ in thousands)

                                               Year Ended December 31, 2002    Year Ended December 31, 2001
                                               -----------------------------   ----------------------------
                                               Average               Average        Average
                                               Balance    Interest    Rate          Balance    Interest
                                               --------   --------   -------        --------   --------
Interest-earning assets:
Loans                                          $264,274    $17,754    6.72%         $213,924    $17,655
Taxable securities                               53,518      2,680    5.01%           49,679      3,328
Non-taxable securities                           10,938        517    4.73%            7,466        388
Other interest-earning assets                    10,086        231    2.29%           10,817        471
                                               --------    -------    ----          --------    -------
Total interest-earning assets                   338,816     21,182    6.25%          281,886     21,852
                                                           -------    ----                      -------
Other assets                                     19,740                               14,227
                                               --------                             --------
Total assets                                   $358,556                             $296,113
                                               ========                             ========
Interest-bearing liabilities:
Deposits:
Savings, NOW and money market deposits         $ 69,324    $   874    1.26%         $ 62,744    $ 1,662
Time deposits over $100,000                      83,209      3,000    3.61%           54,669      3,048
Other time deposits                             108,643      4,073    3.75%           99,772      5,590
Borrowings                                       36,478      1,132    3.10%           25,765      1,248
                                               --------    -------    ----          --------    -------
Total interest-bearing liabilities              257,654      9,079    3.05%          242,950     11,548
                                                           -------    ----                      -------
Non-interest-bearing deposits                    26,513                               20,935
Other liabilities                                 1.565                                1,728
Stockholders' equity                             32,824                               30,500
                                               --------                             --------
Total liabilities and stockholders' equity     $358,556                             $296,113
                                               ========                             ========
Net interest income and interest rate spread               $12,103    3.20%                     $10,304
                                                           =======    ====                      =======
Net yield on average interest-earning assets                          3.57%
                                                                      ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities       113.83%                              116.03%
                                               ========                             ========

                            United Community Bancorp
                                     Table 3
                        Volume and Rate Variance Analysis
                                ($ in thousands)

                                          Year Ended December 31, 2002 vs. 2001   Year Ended December 31, 2001 vs. 2000
                                          -------------------------------------   -------------------------------------
                                               Increase (Decrease) Due to              Increase (Decrease) Due to
                                               --------------------------              --------------------------
                                               Volume    Rate      Total                Volume    Rate      Total
                                               ------   -------   -------               ------   -------   ------
Interest income:
Loans                                          $3,769   $(3,670)  $    99               $3,821   $(3,068)  $  855
Taxable securities                                225      (883)     (658)                 909       (77)     880
Non-taxable securities                            172       (43)      129                  185       (23)     166
Other interest-earning assets                     (24)     (216)     (240)                 (20)      (50)     (82)
                                               ------   -------   -------               ------   -------   ------

Total interest income                           4,142    (4,812)     (670)               5,190    (3,372)   1,818
                                               ------   -------   -------               ------   -------   ------

Interest expense:
Deposits
Savings, NOW and money market deposits            129      (917)     (788)                 256      (820)    (577)
Time deposits over $100,000                     1,310    (1,358)      (48)                 739      (487)     724
Other time deposits                               415    (1,932)   (1,517)                 870      (358)     624
Borrowings                                        426      (542)     (116)                 690      (272)     433
                                               ------   -------   -------               ------   -------   ------

Total interest expense                          2,279    (4,748)   (2,469)               2,556    (1,937)   1,204
                                               ------   -------   -------               ------   -------   ------

Net interest income increase (decrease)        $1,863   $   (64)  $ 1,799               $2,338   $(1,280)  $  615
                                               ======   =======   =======               ======   =======   ======


                            United Community Bancorp
                                     Table 4
                               Noninterest Income
                                ($ in thousands)

                                                        Year Ended December 31,
                                                        ------------------------
                                                             2002     2001
                                                            ------   ------

Service charges on deposit accounts                         $1,851   $1,227
Other service charges, commissions and fees                    408      333
Fees from presold mortgages                                  2,185    1,538
Commissions from sale of credit insurance                        9       12
Data processing fees                                            --       --
Commission - Valley Financial Services                         145       89
                                                            ------   ------

Core noninterest income                                      4,598    3,189

Loan sale gains                                                  3        6
Securities gains (losses), net                                 461      116
Management Valley Financial Services                            --       --
Other - noninterest income                                     492      288
Other gains (losses), net                                      (40)      (3)
                                                            ------   ------

Total noninterest income                                    $5,514   $3,606
                                                            ======   ======

                            United Community Bancorp
                                     Table 5
                              Noninterest expenses
                                ($ in thousands)

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2002      2001
                                                            -------   ------

Salaries                                                    $ 4,863   $4,022
Employee benefits                                               835      686
                                                            -------   ------

Total personnel expenses                                      5,698    4,708

Net occupancy expense                                           531      466
Equipment related expense                                       594      537
Amortization of intangible assets                                 3       --
Stationery and supplies                                         264      236
Telephone                                                       133      117
Professional fees                                               389      482
Advertising and business promotions                             249      221
Non-credit losses                                                21       31
Merger expenses                                                  --      237
Data processing                                                 733      651
Other noninterest expenses                                    1,658    1,389
                                                            -------   ------

Total noninterest expense                                   $10,273   $9,075
                                                            =======   ======

                            United Community Bancorp
                                     Table 8
                        Securities Portfolio Composition
                                ($ in thousands)

                                                                 At December 31
                                                               -----------------
                                                                 2002      2001
                                                               -------   -------
Securities available for sale:
U. S. Treasury                                                 $    --   $    --
U. S. Government agencies                                       36,682    30,049
Mortgage-backed securities                                      24,084    22,254
State and local governments                                     14,126     9,412
Equity securities                                                  860       613
                                                               -------   -------
Total securities available for sale                             75,752    62,328
                                                               -------   -------

   Average total securities during the year                    $68,006   $59,579
                                                               =======   =======

                            United Community Bancorp
                                     Table 9
                        Securities Portfolio Composition
                                ($ in thousands)

                                                  Amortized   Fair       Book
                                                    Cost      Value    Yield (1)
                                                  ---------   ------   ---------
Securities available for sale:
U. S. Government agencies
Due within one year                                  4,950     5,020     5.22%
Due after one but within five years                 24,401    24,797     5.36%
Due after five but within ten years                  6,367     6,722     6.22%
Due after ten years                                    143       143     2.94%
                                                    ------    ------     ----
                                                    35,861    36,682     5.48%
                                                    ------    ------     ----

Mortgage-backed securities
Due within one year                                  3,911     3,973     6.45%
Due after one but within five years                  5,579     5,677     4.30%
Due after five but within ten years                  6,487     6,672     5.14%
Due after ten years                                  7,654     7,762     4.66%
                                                    ------    ------     ----
                                                    23,631    24,084     5.00%
                                                    ------    ------     ----

Municipal agencies
Due within one year                                    354       354     4.25%
Due after one but within five years                  2,954     3,060     5.11%
Due after five but within ten years                  5,464     5,739     5.03%
Due after ten years                                  4,747     4,973     5.36%
                                                    ------    ------     ----
                                                    13,519    14,126     5.14%
                                                    ------    ------     ----

Corporate bonds                                        857       860     1.63%
                                                    ------    ------     ----

Total securities available for sale
Due within one year                                  9,216     9,347     5.70%
Due after one but within five years                 33,791    34,395     5.20%
Due after five but within ten years                 18,318    19,132     5.48%
Due after ten years                                 12,544    12,879     4.59%
                                                    ------    ------     ----
                                                    73,869    75,753     5.22%
                                                    ======    ======     ====

(1) Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 34% tax rate. Yields on the remainder of the portfolio are based on amortized

                         United Community Bancorp
                                 Table 10
                        Loan Portfolio Composition
                             ($ in thousands)

                                                              At December 31,
                                                  -------------------------------------
                                                         2002                2001
                                                  -----------------   -----------------
                                                              % of                 % of
                                                              Total               Total
                                                    Amount    Loans    Amount     Loans
                                                  --------   ------   --------   ------
Commercial                                        $117,642    28.26%  $ 61,954    25.75%
Real estate - construction and land development     47,685    11.45%    46,283    19.24%
Real estate - 1-4 family mortgage                   74,134    17.81%    40,879    16.99%
Real estate - 5 or more families                    16,121     3.87%     6,713     2.79%
Real estate - Commercial                            96,070    23.08%    37,830    15.73%
Loans to individuals                                29,673     7.13%    23,964     9.96%
Home equity lines of credit                         34,971     8.40%    22,940     9.54%
                                                  --------   ------   --------   ------
   Loans, gross                                    416,296   100.00%   240,563   100.00%
                                                             ======              ======

Allowance for loan losses                           (5,721)             (3,454)
Unamortized net deferred loan fees
   and unearned income                                (555)               (242)
                                                  --------            --------

   Total loans, net                               $410,020            $236,867
                                                  ========            ========

                                                         2000               1999               1998
                                                  -----------------   -----------------   -----------------
                                                              % of                % of                % of
                                                              Total               Total               Total
                                                   Amount     Loans    Amount     Loans    Amount     Loans
                                                  --------   ------    -------   ------   --------   ------
Commercial                                        $ 50,145    25.69%  $ 36,653    25.10%  $ 27,922    24.65%
Real estate - construction and land development     28,002    14.35%    19,686    13.48%    13,473    11.89%
Real estate - 1-4 family mortgage                   37,028    18.97%    29,720    20.35%    24,707    21.81%
Real estate - 5 or more families                     4,610     2.36%     5,120     3.51%     4,611     4.07%
Real estate - Commercial                            35,720    18.30%    25,508    17.47%    19,518    17.23%
Loans to individuals                                21,823    11.18%    14,780    10.12%    11,903    10.51%
Home equity lines of credit                         17,867     9.15%    14,557     9.97%    11,145     9.84%
                                                  --------   ------   --------   ------   --------   ------
   Loans, gross                                    195,195   100.00%   146,024   100.00%   113,279   100.00%
                                                             ======              ======              ======

Allowance for loan losses                           (2,938)             (2,331)             (1,997)
Unamortized net deferred loan fees
   and unearned income                                (177)               (123)                (77)
                                                  --------            --------            --------

   Total loans, net                               $192,080            $143,570            $111,205
                                                  ========            ========            ========

                            United Community Bancorp
                                    Table 11
                                 Loan Maturities
                                ($ in thousands)

                                                                  At December 31, 2002
                                                  ----------------------------------------------------
                                                                Due after one
                                                  Due within   Year but within   Due after
                                                   one year      five years      five years     Total
                                                  ----------   ---------------   ----------   --------
Commercial                                         $ 50,052        $ 52,921       $14,669     $117,642
Real estate - construction and land development      25,509          18,274         3,901       47,685
Real estate - 1-4 family mortgage                    25,497          39,843         8,793       74,134
Real estate - 5 or more families                      5,468           6,498         4,155       16,121
Real estate - commercial                             15,212          62,123        18,735       96,070
Loans to individuals                                  7,005          16,494         6,174       29,673
Home equity lines of credit                             548             466        33,957       34,971
                                                   --------        --------       -------     --------
  Total gross loans                                $129,291        $196,619       $90,385     $416,296
                                                   ========        ========       =======     ========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not

                            United Community Bancorp
                                    Table 12
                              Nonperforming Assets
                                ($ in thousands)

                                                                At December 31,
                                                                ---------------
                                                                 2002    2001
                                                                ------   ------

Nonaccrual loans                                                $2,442   $  435
Past due loans 90 days or more                                     582      143
                                                                ------   ------

   Total nonperforming loans                                     3,024      578

Other real estate owned                                            586    1,073
                                                                ------   ------

   Total nonperforming assets                                   $3,610   $1,651
                                                                ======   ======

Nonperforming loans as a percentage
   of total loans                                                 0.74%    0.24%
Nonperforming assets as a percentage
   of loans and other real estate                                 0.88%    0.69%
Nonperforming assets as a percentage
   of total assets                                                0.65%    0.51%
Nonperforming loans as a percentage
   of allowance for loan losses                                  52.86%   16.73%

                            United Community Bancorp
                                    Table 13
                 Allocation of the Allowance for Loan Losses
                                ($ in thousands)

                                                                At December 31,
                                                  ------------------------------------------
                                                   2002     2001     2000     1999     1998
                                                  ------   ------   ------   ------   ------

Commercial                                        $1,493   $  942   $1,219   $  859   $  697
Real estate - construction and land development      520      590      272      196      138
Real estate - 1-4 family mortgage                    656      498      321      318      238
Real estate - 5 or more families                     171       80       --       --       --
Real estate - commercial mortgage                  1,355      593      285      295      214
Loans to individuals                                 370      275      241      235      186
Home equity lines of credit                          306      263      203      140      110
                                                  ------   ------   ------   ------   ------

Total allocated                                    4,817    3,241    2,541    2,043    1,583

Unallocated                                          850      213      397      288      414
                                                  ------   ------   ------   ------   ------

Total                                             $5,721   $3,454   $2,938   $2,331   $1,997
                                                  ------   ------   ------   ------   ------

                            United Community Bancorp
                                    Table 14
                        Loan Loss and Recovery Experience
                                ($ in thousands)

                                                           At or for the Year Ended December 31,
                                                   ----------------------------------------------------
                                                     2002       2001       2000       1999       1998
                                                   --------   --------   --------   --------   --------
Loan outstanding at the end of the year            $415,741   $240,321   $195,018   $145,901   $113,202
                                                   ========   ========   ========   ========   ========

Average loans outstanding during the year          $264,274   $213,924   $171,716   $129,552   $ 98,092
                                                   ========   ========   ========   ========   ========

Allowance for loan losses at beginning of year     $  3,454   $  2,938   $  2,331   $  1,997   $  1,239
Provision for loan losses                             1,224        927      1,118        813        909
                                                   --------   --------   --------   --------   --------
                                                      4,678      3,865      3,449      2,810      2,148
                                                   --------   --------   --------   --------   --------
Loans charged off:
   Commercial                                           263        197        289        413         44
   Real estate - construction                            47         73         --         --         --
   Real estate - commercial mortgage                     --         --         55         --         --
   Real estate - 1-4 family mortgage                      4         12         28         --         --
   Loans to individuals                                 276        144        170        176        111
   Home equity lines of credit                           --         --         13         --         --
                                                   --------   --------   --------   --------   --------
      Total charge-offs                                 590        426        555        589        155
                                                   --------   --------   --------   --------   --------

Recoveries of loans previously charged off:
   Commercial                                            (8)        (3)       (16)       (69)        --
   Real estate - construction                            --         (3)        --         --         --
   Real estate - commercial mortgage                     --         --        (16)        --         --
   Real estate - 1-4 family mortgage                     (2)        --         --         --         --
   Loans to individuals                                 (22)        (9)       (12)       (41)        (4)
   Home equity lines of credit                           --         --         --         --         --
                                                   --------   --------   --------   --------   --------
      Total recoveries                                  (32)       (15)       (44)      (110)        (4)
                                                   --------   --------   --------   --------   --------

         Net charge-offs                                558        411        511        479        151
                                                   --------   --------   --------   --------   --------

Allowance recorded related to loans assumed
   in acquisition of Community                        1,601         --         --         --         --

Allowance for loan losses at end of year           $  5,721   $  3,454   $  2,938   $  2,331   $  1,997
                                                   ========   ========   ========   ========   ========

                            United Community Bancorp
                                    Table 16
                 Maturities of Time Deposits of $100,000 or More
                                ($ in thousands)

                                                         At December 31,2002
                                    -------------------------------------------------------------
                                    3 Months   Over 3 Months   Over 6 Months   Over 12
                                    or Less     to 6 Months    to 12 Months    Months      Total
                                    --------   -------------   -------------   -------   --------
Time Deposits of $100,000 or more    $28,210      $37,829         $37,720      $14,670   $118,429
                                     =======      =======         =======      =======   ========

                            United Community Bancorp
                                    Table 17
                       Interest Rate Sensitivity Analysis
                                ($ in thousands)

                                                                        At December 31, 2002
                                                   -------------------------------------------------------------
                                                   3 Months   Over 3 Months   Total Within    Over 12
                                                    or Less    to 12 Months     12 Months      Months     Total
                                                   --------   -------------   ------------   --------   --------
Interest-earning assets:
   Loans                                           $207,263     $ 54,141        $261,404     $154,337   $415,741
   Securities available for sale                      6,986       15,181          22,167       53,585     75,752
   Other earning assets                              10,461          100          10,561        4,021     14,582
                                                   --------     --------        --------     --------   --------
      Total interest-earning assets                $224,710     $ 69,422        $294,132     $211,943   $506,075
                                                   ========     ========        ========     ========   ========

   Percent of total interest-earning assets           44.40%       13.72%          58.12%       41.88%    100.00%
   Cumulative percent of total interest-
      earning assets                                  44.40%       58.12%          58.12%      100.00%    100.00%

Interest-bearing liabilities
   Savings, NOW and money market deposits          $ 29,314     $  6,063          69,630     $ 98,143   $133,520
   Time deposits > $100,000                          28,210       75,549         103,759       14,670    118,429
   Other time deposits                               32,776       65,481          98,257       56,074    154,331
   Borrowings                                        12,000        3,994          15,994       34,083     50,077
                                                   --------     --------        --------     --------   --------
                                                   $102,300     $151,087        $287,640     $202,970   $456,357
                                                   ========     ========        ========     ========   ========

   Percent of total interest-bearing liabilities      22.42%       33.11%          63.03%       44.48%    100.00%
   Cumulative percent of total interest-
      bearing liabilities                             22.42%       55.52%          55.52%      100.00%    100.00%

Interest sensitivity gap                           $122,410     $(81,665)       $  6,492     $  8,973   $ 49,718
Cumulative interest sensitivity gap                 122,410       40,745          40,745       49,718     49,718
Cumulative interest sensitivity gap as a
   percent of total interest-earning assets           24.19%        8.05%           8.05%        9.82%      9.82%
Cumulative ratio of interest-sensitive assets
   to interest-sensitive liabilities                 219.66%      102.26%         102.26%      110.89%    110.89%

                            United Community Bancorp
                                    Table 19
                                 Capital Ratios
                                ($ in thousands)

                                                              At December 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Risk-Based and Leverage Capital:
   Tier 1 Capital:
      Common shareholders' equity                           $ 60,232   $ 31,388
      Trust preferred securities                              10,000         --
      Intangible assets                                      (19,813)        --

   Unrealized (gains) losses on securities
      available for sale                                      (1,231)      (593)
                                                            --------   --------
         Total Tier 1 leverage capital                        49,188     30,795
                                                            --------   --------

   Tier 2 Capital:
      Allowable allowance for loan losses                      5,095      3,167
                                                            --------   --------
         Tier 2 capital additions                              5,095      3,167
                                                            --------   --------

   Total risk-based capital                                 $ 54,283   $ 33,962
                                                            ========   ========

Risk weighted assets                                        $407,568   $253,368

Average assets                                               474,512    325,484
   Risk-based capital ratios:
      Tier 1 capital to Tier 1 risk weighted assets            12.07%     12.15%
      Minimum required Tier 1 capital                           4.00%      4.00%

   Total risk-based capital to Tier 2
      Risk-adjusted assets                                     13.32%     13.40%
      Minimum required total risk-based capital                 8.00%      8.00%
Leverage capital ratios:
      Tier 1 leverage capital to
      Average assets                                           10.37%      9.46%
      Minimum required Tier 1 leverage capital                  4.00%      4.00%

                            United Community Bancorp
                                    Table 20
                          Securities Performance Ratios

                                                          2002     2001    2000
                                                          -----   -----   -----
Return on average assets                                   1.11%   0.89%   1.14%
Return on average equity                                  12.16/\  8.62%  10.05%
Dividend payout ratio                                      9.66%  12.63%  12.37%
Equity to assets ratio                                    10.87%   9.64%  10.70%

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

                                    Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

The information contained under the section captioned "PROPOSAL 2: ELECTION OF DIRECTORS" in the Company's definitive proxy statement dated March 17, 2003 for the 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

Stock Options Plans

Set forth below is certain information regarding the Registrant's various stock option plans

-----------------------------------------------------------------------------------------
                                                                    Number of securities
                                                                    remaining available
                      Number of Securities                          for future issuance
                      to be issued upon      Weighted-average       under equity
                      exercise of            exercise price of      compensation plans
                      outstanding options,   outstanding options,   (excluding securities
                      warrants, and rights   warrants and rights    reflected in column
  Plan Category       (a)                    (b)                    (a)(c)
-----------------------------------------------------------------------------------------
Equity compensation   Nonstatutory:
plans approved by                  286,454          $10.01                      0
security holders      Incentive:
                                   306,564          $ 9.58                110,564
-----------------------------------------------------------------------------------------
Equity compensation
plans not approved            None                   None                  None
by security holders
-----------------------------------------------------------------------------------------
Total                              593,018          $ 9.80                110,864
-----------------------------------------------------------------------------------------

Item 12 - Certain Relationships and Related Transactions

The information contained under the section captioned "Indebtedness and Transactions of Management" in the Proxy Statement is incorporated herein by reference.

Item 13 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(i) Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

     3(ii) Bylaws of Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, March 25, 1999)

     10(i) 1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

     10(ii) 1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

     10(iii) Employment and Change of Control Agreement between Catawba Valley Bank and R. Steve Aaron dated May 1, 2002 (filed herewith)

     10(iv) Employment Agreement between First Gaston Bank of North Carolina and W. Alex Hall dated January 1, 2003 (filed herewith)

     10(v) Employment Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (filed herewith)

     10(vi) Confidentiality and Non-Compete Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (filed herewith)

     13       2002 Annual Report to Shareholders (filed pursuant to Rule
              14a-6(b))

     21       List of Subsidiaries (filed herewith)

     99       Proxy Statement for 2003 Annual Meeting (filed pursuant to Rule
              14a-6(b))

(b)  Reports Filed on Form 8-K

     1.   An 8-K was filed October 9, 2002 regarding third quarter earnings.
     2. An 8-K was filed December 20, 2002 regarding Shareholder Meetings on December 19, 2002 in relation to the merger with Community Bancshares, Inc.

Item 14 - Controls and Procedures

     Within the 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic SEC Filings. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED COMMUNITY BANCORP


Date:  March 28, 2003                  By: /s/ R. Steve Aaron
                                           ---------------------------
                                           R. Steve Aaron
                                           President and Chief Executive Officer


Date: March 28, 2003                   By: /s/ Susan B. Mikels
                                           ---------------------------
                                           Susan B. MIkels
                                           Chief Financial Officer

                            SECTION 906 CERTIFICATION

The undersigned hereby certify that, to his or her knowledge, (i) the Form 10-KSB filed by United Community Bancorp (the "Issuer") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                       UNITED COMMUNITY BANCORP


Date: March 28,2003                    By: /s/  R. Steve Aaron
                                           ---------------------------
                                           R. Steve Aaron
                                           President and Chief Executive Officer


Date: March 28,203                     By: /s/  Susan B. Mikels
                                           ---------------------------
                                           Susan B. Mikels
                                           Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification
I, R. Steve Aaron, certify that:

(1) I have reviewed this annual report on Form 10-KSB of United Community Bancorp, a North Carolina company (the "registrant");

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


Date: March 28,2003                    By: /s/ R. Steve Aaron
                                           ---------------------------
                                           R. Steve Aaron
                                           President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification
I, Susan B. Mikels, certify that:

(1) I have reviewed this annual report on Form 10-KSB of United Community Bancorp, a North Carolina company (the "registrant");

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


Date: March 28,2003                    By: /s/ Susan B. Mikels
                                           ---------------------------
                                           Susan B. Mikels
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David E. Cline                         March 28, 2003
----------------------------------
David E. Cline, Director


/s/ R. Steve Aaron                         March 28, 2003
----------------------------------
R. Steve Aaron, Director


/s/ Loretta Dodgen, Ph.D                   March 28, 2003
----------------------------------
Loretta Dodgen, Ph.D, Director


/s/ W. Alex Hall                           March 28, 2003
----------------------------------
W. Alex Hall, Director


/s/ Robert P. Huntley                      March 28, 2003
----------------------------------
Robert P. Huntley, Director


/s/ W. Steve Ikerd                         March 28, 2003
----------------------------------
W. Steve Ikerd, Director


/s/ H. Ray McKenney, Jr.                   March 28, 2003
----------------------------------
H. Ray McKenney, Jr


/s/ Howard L. Pruitt                       March 28, 2003
----------------------------------
Howard L. Pruitt, Director


/s/ Jack R Ferguson                        March 28, 2003
----------------------------------
Jack R. Ferguson, Director


/s/ Dwight E. Pardue                       March 28, 2003
----------------------------------
Dwight E. Pardue, Director


/s/ Dr. Robert F. Ricketts                 March 28, 2003
----------------------------------
Dr. Robert F. Ricketts, Director


/s/ Ronald S Shoemaker                     March 28, 2003
----------------------------------
Ronald S. Shoemaker, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT
-------   -------

3(i) Articles of Incorporation of Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

3(ii) Bylaws of Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, March 25, 1999)

10(i) 1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

10(ii) 1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

10(iii) Employment and Change of Control Agreement between Catawba Valley Bank and R. Steve Aaron dated May 1, 2002 (filed herewith)

10(iv)    Employment Agreement between First Gaston Bank of North Carolina and
          W. Alex Hall dated January 1, 2003 (filed herewith)

10(v) Employment Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (filed herewith)

10(vi) Confidentiality and Non-Compete Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (filed herewith)

13        2002 Annual Report to Shareholders (filed pursuant to Rule 14a-6(b))

21        List of Subsidiaries (filed herewith)

99        Proxy Statement for 2003 Annual Meeting (filed pursuant to Rule
          14a-6(b))