Form 10-Q
period 2003-03-31
UNITED COMMUNITY BANCORP
filed 2003-05-15
CIK 1082471

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

          For the transition period ended
                                          --------------------------------

                         Commission File Number  0-26551
                                               -----------

                            UNITED COMMUNITY BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NORTH CAROLINA                                    56-2137427
-------------------------------------             ------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No x
                                                       ---
As of April 30, 2003, 4,127,375 shares of the issuer's common stock, $1.00 par value, were outstanding.

This report contains 16 pages.

                                                                                Page No.
                                                                                --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Balance Sheets
             March 31, 2003 and December 31, 2002 .............................    3

             Consolidated Statements of Operations
             Three Months Ended March 31, 2003 and 2002 .......................    4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2003 and 2002 .......................    5

             Notes to Consolidated Financial Statements .......................    6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................    9

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ...........   12

Item 4 - Controls and Procedures ..............................................   13

Part II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K .....................................   14

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                    United Community Bancorp and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 March 31,
                                                                                   2003             December 31,
ASSETS                                                                          (Unaudited)             2002*
                                                                            ------------------   ------------------
Cash and due from banks                                                     $       10,195,728   $        9,000,383
Interest-bearing deposits with banks                                                 6,514,856            7,518,090
Federal funds sold                                                                   1,331,933              937,494
Investment securities available for sale                                            75,617,687           75,752,035
Loans                                                                              432,003,352          415,740,668
   Less allowance for loan losses                                                   (6,005,329)          (5,721,452)
                                                                            ------------------   ------------------
   Net Loans                                                                       425,998,023          410,019,216
Factored accounts receivable                                                         3,540,074            3,694,568
Stock in the Federal Home Loan Bank, at cost                                         2,631,800            2,431,800
Foreclosed assets                                                                      822,881              585,697
Bank premises and equipment                                                         15,035,392           14,217,567
Goodwill                                                                            17,017,473           17,017,473
Other intangible assets                                                              2,716,106            2,795,901
Other assets                                                                         9,049,105            9,996,797
                                                                            ------------------   ------------------
   Total Assets                                                             $      570,471,058   $      553,967,021
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                              $       69,477,124   $       34,253,286
   Money market and NOW accounts                                                    98,979,536          121,827,208
   Savings                                                                          12,343,554           11,692,178
   Time, $100,00 and over                                                          113,218,528          118,428,965
   Other time                                                                      162,820,079          154,330,535
                                                                            ------------------   ------------------
   Total Deposits                                                                  456,838,821          440,532,172
Federal Home Loan Bank Advance                                                      36,630,363           36,130,363
Securities sold under agreement to repurchase                                        4,870,599            3,946,987
Accrued expenses and other liabilities                                               1,887,063            3,125,684
Trust preferred securities                                                          10,000,000           10,000,000
                                                                            ------------------   ------------------
   Total Liabilities                                                               510,226,846          493,735,206
                                                                            ------------------   ------------------
Stockholder' equity:
   Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                                                                 -                    -
   Common stock, $1 par value, 9,000,000 shares
     authorized, 4,284,036 and 4,270,348 shares issued
     in 2003 and 2002, respectively                                                  4,284,036            4,270,348
   Additional paid-in capital                                                       51,140,443           51,016,222
   Treasury stock (156,661 shares)                                                  (2,598,972)          (1,192,728)
   Retained earnings                                                                 6,100,354            4,906,988
   Accumulated other comprehensive income                                            1,318,351            1,230,985
                                                                            ------------------   ------------------
   Total stockholders' equity                                                       60,244,212           60,231,815
                                                                            ------------------   ------------------
   Total liabilities and stockholders' equity                               $      570,471,058   $      553,967,021
                                                                            ==================   ==================

* Derived from audited financial statements

                    United Community Bancorp and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                                               Three Months Ended
                                                                      March,
                                                          ------------------------------
                                                              2003              2002
                                                          -------------   --------------
INTEREST INCOME
   Loans                                                  $   6,632,954   $    4,016,098
   Investment securities taxable                                576,750          728,000
   Investment securities nontaxable                             119,516          114,407
   Federal funds sold                                            33,853            6,359
   Interest-bearing deposits with banks                           3,042           22,462
   Dividends                                                     28,985           24,689
                                                          -------------   --------------
       Total Interest income                                  7,395,100        4,912,015
                                                          -------------   --------------
INTEREST EXPENSE
   Time deposits, $100,000 and over                             853,787          676,313
   Other deposits                                             1,664,466        1,333,507
   Borrowings                                                   502,068          263,070
                                                          -------------   --------------

       Total interest expense                                 3,020,321        2,272,890
                                                          -------------   --------------

       Net interest income                                    4,374,779        2,639,125

   Provision for loan losses                                    307,000          165,000
                                                          -------------   --------------
       Net interest income after provision for
         loan losses                                          4,067,779        2,474,125
                                                          -------------   --------------
Non-interest income
   Service charges on deposit accounts                          627,516          344,229
   Factoring operations                                         113,368          102,992
   Mortgage operations                                          612,968          548,502
   Gain on sale on investment securities                         11,181                -
   Other                                                        210,228          159,017
                                                          -------------   --------------

       Total non-interest income                              1,575,261        1,154,740
                                                          -------------   --------------
Non-interest expenses
   Compensation and employee benefits                         2,020,589        1,347,509
   Occupancy and equipment                                      501,601          259,813
   Professional fees                                             86,835           44,482
   Stationery, printing and supplies                             95,955           50,249
   Advertising and business promotion                            61,910           44,903
   Data processing                                              296,147          178,260
   Other                                                        722,358          429,251
                                                          -------------   --------------

       Total non-interest expenses                            3,785,395        2,354,467
                                                          -------------   --------------

       Income before taxes                                    1,857,645        1,274,398

Income taxes                                                    664,277          437,536
                                                          -------------   --------------

   Net income                                             $   1,193,368   $      836,862
                                                          =============   ==============

Net income per common share
   Basic                                                  $        0.29   $         0.30
                                                          =============   ==============
   Diluted                                                $        0.28   $         0.29
                                                          =============   ==============

Dividends declared per common share                       $         .08   $            -
                                                          =============   ==============

                    United Community Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                              Three Months ended
                                                                                   March 31,
                                                                       ---------------------------------
                                                                            2003               2002
                                                                       --------------    ---------------
Cash flows from operating activities
   Net income                                                           $    1,193,368   $       836,862
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                         198,464           221,498
         Amortization of intangibles                                            79,795                 -
         Deferred income taxes                                                 769,828                 -
         Provision for loan losses                                             307,000           165,000
         Deferred compensation                                                   9,249             7,028
         Net gains on sales of investment securities                           (11,181)                -
         Net (gains) losses on sales of other assets                            (2,623)            1,818
         Change in assets and liabilities:
           (Increase) decrease in other assets                                 155,901          (275,489)
           Increase (decrease) in other liabilities                         (1,247,870)           71,812
                                                                        --------------   ---------------
      Net cash provided by operating activities                              1,451,931         1,028,529
                                                                        --------------   ---------------

Cash flows from investing activities
   Purchase of investment securities available for sale                     (8,625,801)       (8,173,295)
   Purchase of Federal Home Loan Bank stock                                   (200,000)         (150,000)
   Proceeds from sales, maturities and calls of
      investment securities                                                  9,043,267         3,665,225
   Net increase in loans                                                   (17,044,066)       (7,034,834)
   Net (increase) decrease in factored accounts receivable                     154,494          (602,308)
   Purchases of premises and equipment                                      (1,023,422)         (240,065)
   Proceeds from sale of foreclosed real estate                                368,223           522,509
                                                                        --------------   ---------------
      Net cash used in investing activities                                (17,327,305)      (12,012,768)
                                                                        ---------------  ----------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                             35,223,838         2,808,485
   Net increase (decrease) in interest-bearing deposits                    (18,917,189)        9,975,331
   Net increase (decrease) in securities sold under
      agreements to repurchase                                                 923,612          (369,361)
   Net decrease in federal funds purchased                                           -        (2,985,000)
   Net increase in Federal Home Loan Bank advances                             500,000          4,00,000
   Purchase of treasury stock                                               (1,406,244)         (135,319)
   Proceeds from issuance of common stock                                      137,907                 -
                                                                        --------------   ---------------
      Net cash provided by financing activities                             16,461,924         7,294,136
                                                                        --------------   ---------------

      Net increase (decrease) in cash and cash equivalents                     586,550        (3,690,103)
                                                                        --------------   ---------------

Cash and cash equivalents, beginning of period                              17,455,967        10,463,968
                                                                        --------------   ---------------

Cash and cash equivalents, end of period                                $   18,042,517   $     6,773,865
                                                                        ==============   ===============

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month period ended March 31, 2003 and 2002, in conformity with generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of United Community Bancorp, and it's wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank, Valley Financial Services, Inc., Community Mortgage Corporation, Catawba Valley Capital Trust I and Catawba Valley Capital Trust II, collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

On April 29, 2003 at the Company's Annual Meeting of Shareholders, the shareholders approved a name change for the Company. The name United Community Bancorp will be changed to Integrity Financial Corporation. The new symbol will be IFCB. The change will go into effect on May 30, 2003.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                         Three months ended
                                                              March 31,
                                                     ---------------------------
                                                         2003           2002
                                                         ----           ----
Weighted average number of common
    shares used in computing basic net
    income per share                                   4,148,061       2,768,019

Effect of dilutive stock options                          98,725          98,911
                                                     -----------    ------------
Weighted average number of common
    shares and dilutive potential common
    shares used in computing diluted net
    income per share                                   4,246,786       2,866,930
                                                     ===========    ============

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, total comprehensive income, consisting solely of net income and unrealized securities gains and losses, net of taxes, was $1,280,734 and $610,471, respectively.

NOTE D - STOCK COMPENSATION PLANS

Statement of Financial Accounting Statements ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                                  Three months ended
                                                                       March 31,
                                                             ----------------------------
                                                                2003              2002
                                                             -----------      -----------
          Net income as reported                             $ 1,193,368      $   836,862
          Deduct: Total stock-based employee
            compensation expense determined
            under fair value method for all awards,
            net of related tax effects                            (7,749)          (6,208)
                                                             -----------      -----------

          Net income pro forma                               $ 1,185,619      $   830,654
                                                             ===========      ===========

          Basic net income per common share
            As reported                                      $       .29      $       .30
            Pro forma                                                .29              .29

          Diluted net income per common share
            As reported                                              .28              .29
            Pro forma                                                .28              .29

NOTE E - GUARANTEES

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 10 to 156 months.

The maximum amount of the Company's guarantees under these standby letters of credit are as follows (in thousands):

                                                  March 31,      December 31,
                                                    2003             2002
                                                  ---------      ------------
Undisbursed standby letters of credit              $ 1,348         $ 1,448.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Overview

On December 31, 2002, the Company acquired Community Bancshares, Inc. headquartered in Wilkesboro, North Carolina, the holding company for Northwestern National Bank ("Northwestern") and Community Mortgage Corporation. The branches of Northwestern were merged into the Company's wholly owned subsidiary, Catawba Valley Bank, and are now doing business as "Northwestern Bank, a division of Catawba Valley Bank." Community Mortgage became a wholly owned subsidiary of the Company. This business combination was appropriately accounted for under the purchase method, therefore the results of operations for the three months ended March 31, 2002 do not include the consolidated results of operations for Community Bancshares, Inc.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

During the three months ended March 31, 2003, total consolidated assets increased $16.5 million or 3.0% from $553.9 million to $570.5 million. This increase in the Company's assets resulted primarily from an increase in our net loans outstanding of $15.9 million or 3.9% during the period. This increase in loans was attribute to a growth in our commercial portfolio. The $818,000 or 5.8% increase in premises and equipment resulted from the ongoing construction of three new branches Catawba Valley Bank is building. Also during the three month period, our investment in the stock of the Federal Home Loan Bank increased $200,000 to $2.6 million due to the increased level of our Federal Home Loan bank advances, and the level of our foreclosed assets increased by 51.7% from $586,000 to $891,000 at March 31, 2003.

The aforementioned growth in our assets was funded principally by an increase of $16.3 million or 31.7% in deposits from our customers during the period from $440.5 million at December 31, 2002 to $456.8 million at March 31, 2003, and from a net increase in our borrowings of $185,000 million during the same period. Our borrowings consist of Federal Home Loan Bank advances, securities sold under agreements to repurchase, and federal funds purchased. The most significant component of the increase in deposits from our customers during the period was the increase in noninterest bearing deposits, which increased $35.2 million from $34.2 million at December 31, 2002 to $69.4 million at March 31, 2003.

Earning assets represented 93.2% of total assets on March 31, 2003. The allowance for loan losses was $6.0 million at March 31, 2003, representing 1.39% of total loans. Management believes that the allowance is adequate at this time.

Deposits on March 31, 2003 were $456.8 million, an increase of $16.3 million or 3.7% from December 31, 2002. Noninterest bearing deposits increased $35.2 million during the period, while interest bearing deposits decreased $18.9 million. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on certificates of deposit. Other borrowings increased by $185,000 at March 31, 2003.

Other liabilities decreased from $3.1 million at December 31, 2002 to $1.9 million at March 31, 2003, a decrease of $1.2 million or 38.7%. The decrease was due in part to the payment of accrued merger expenses of $500,000 during first quarter. The remainder was the payment of accrued income taxes during the period.

The Banks now operate fifteen full service branches and continue to actively solicit loans and deposits.

Total stockholders' equity increased $12,000 for the three month period ended March 31, 2003. The increase resulted principally from net income of $1.2 million for the three months. Accumulated other comprehensive income increased by $87,000 for the period. During the three months ended March 31, 2003, the Company repurchased 81,417 of its common shares totaling $1.4 million under its stock repurchase plan. At March 31, 2003, the Company and the Banks continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net Income. Net income for the quarter ended March 31, 2003 was $1.2 million or $.29 per basic share, as compared with net income of $837,000 or $.30 per basic share for the three months ended March 31, 2002, an increase of $357,000 in net income and a decrease of $.01 per share. The decrease in earnings per share was attributable to the increase in shares outstanding resulting from the business combination. An increase in net interest income of $1.7 million and non interest income of $421, 000 was offset by an increase in non interest expense of $1.4 million and provision for loan losses of $142,000.

Net Interest Income. Like most financial institutions, the primary component of earnings for our banks, Catawba Valley and First Gaston, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earnings assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the quarter ended March 31, 2003 was $4.4 million as compared with $2.6 million during the quarter ended March 31, 2002 an increase of $1.7 million. This increase was impacted by the increased levels of interest earning assets and interest bearing liabilities resulting from the business combination mentioned previously. After the rapid rate decline in 2002, rates have began to stabilize, however, there is increasing pressure from local competition to lower rates. The Company's net interest margin decreased from 3.52% for the three-month period ending March 31, 2002 to 3.43% for the same period in 2003.

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

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment and historical experience. Testing by our internal auditors and by other independent third parties contracted with to perform reviews of our loans helps to validate this process. In addition regulatory agencies, as an integral part of their examinations process, periodically review our allowance for loan losses and may require us to make adjustments based upon information available to them at the time of their examination.

The provision for loan losses was $307,000 and $165,000 for the quarters ended March 31, 2003 and 2002, respectively. The increase in the provision for loan losses along with the resulting increase in the allowance for loan losses expressed as a percentage of gross loans, from 1.37% at December 31, 2002 to 1.39% at March 31, 2003, resulted primarily from the increase in the level of our nonaccrual loans and the overall growth of our loan portfolio. There were net loan charge offs of $24,569 during the quarter ended March 31, 2003 as compared with net charge offs of $157,109 during the quarter ended March 31, 2002. The increase in nonaccrual loans as illustrated below occurred during 2003 due to local and state economic conditions.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

                                                                                               3/31/2003    12/31/2002
                                                                                               ----------   ----------
          Loans contractually past due 90 days or more and/or on nonaccrual status:
                 Nonaccrual loans                                                              $3,142,333   $2,441,995
                 Past due loans 90 days or more
                   and still accruing                                                             996,881      582,387
                                                                                               ----------   ----------
                                                                                               $4,139,214   $3,024,382
                                                                                               ==========   ==========

Non-Interest Income. Non-interest income was $1.6 million for the quarter ended March 31, 2003 compared to $1.2 million for the quarter ended March 31, 2002, an increase of $420,000. Service charges on deposit accounts accounted for most of the increase, increasing from $344,000 at March 31, 2002 to $627,000 at March 31, 2003, an increase of $283,000. Fees charged for non-sufficient funds, a major component of service charges on deposit accounts, increased from $244,000 to $493,000 for the same period an increase of $249,000. The business combination discussed earlier in this section had a direct impact on service charges. Mortgage operations have continued to see a strong demand and revenue generated increased $64,000 for the three month period. During the fourth quarter of 2002, the Company invested in bank owned life insurance. The income generated during the first quarter of 2003 was $54,000, and is included in other non interest income.

Non-Interest Expense. Non-interest expense increased $1.4 million, from $2.4 million at March 31, 2002 to $3.8 million at March 31, 2003. This increase is due to the business combination discussed previously. Catawba Valley Bank added six full service branches with the acquisition on December 31, 2002. The increases in the categories under non-interest expense were all affected by this. Also, First Gaston Bank opened their fourth full service office in July 2002 and purchased a fifth full service office from RBC Centura in Dallas, North Carolina in October 2002.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company's asset and liability management strategy. Liquidity is the ability to fund the needs of the Company's borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings are presently the main sources of the Company's liquidity. The Company's primary uses of liquidity are to fund loans and to make investments.

As of March 31, 2003, liquid assets, consisting of cash and cash equivalents and investment securities were approximately $93.7 million, which represents 16.4% of total assets and 18.8% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $54.6 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $22 million. At March 31, 2003, outstanding commitments to extend credit were $1.1 million and undisbursed line of credit balances totaled $85.6 million. The Company also has commitments to complete three new branches in 2003 of $1.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 60.4% of the Company's total deposits at March 31, 2003. The Company's growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 24.8% of the Company's total deposits at March 31, 2003. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of those deposits.

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

At December 31, 2002, both United Community and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for "well capitalized" bank holding companies and banks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company's primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company's overall earnings. The Company's management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company's asset/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company's market risk profile has not changed significantly since December 31, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            10(i) Amended and Restated Trust Agreement among United Community Bancorp, as Depositor, The Bank of New
                      York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees (Catawba Valley Capital Trust I)

            10(ii) Junior Subordinated Indenture between United Community Bancorp and The Bank of New York, as Trustee (Catawba Valley Capital Trust I)

            10(iii) Floating Rate Junior Subordinated Note Due 2032 (Issued by United Community Bancorp to Catawba Valley Trust I)

            10(iv) Guarantee Agreement between United Community Bancorp, As guarantor and The Bank of New York, as Guarantee Trustee (Catawba Valley Capital Trust I)

            10(v) Amended and Restated Trust Agreement among United Community Bancorp, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees (Catawba Valley Capital Trust II)

            10(vi) Junior Subordinated Indenture between United Community Bancorp and The Bank of New York, as Trustee (Catawba Valley Capital Trust II)

            10(vii) Junior Subordinated Note Due 2032 (Issued by United Community Bancorp to Catawba Valley Capital Trust II)

            10(viii) Guarantee Agreement between United Community Bancorp, as Guarantor and The Bank of New York, as Guarantee Trustee (Catawba Valley Capital Trust II)

            99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K.

        A Form 8-K was filed on January 16, 2003 releasing 4th Quarter Earnings.

        A Form 8-K was filed on March 18, 2003 declared a semi -annual cash dividend of $.08 per share.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED COMMUNITY BANCORP

Date: May 14, 2003                 By:   /s/ R. Steve Aaron
                                         ---------------------------------------
                                         R. Steve Aaron
                                         President and Chief Executive Officer

Date: May 14, 2003                 By:   /s/ Susan B. Mikels
                                         ---------------------------------------
                                         Susan B. Mikels
                                         Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, R. Steve Aaron, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of United Community Bancorp, a North Carolina corporation (the "registrant");

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                     By: /s/ R. Steve Aaron
                                           ------------------------------------
                                           R. Steve Aaron
                                           President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Susan B. Mikels, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of United Community Bancorp, a North Carolina corporation (the "registrant");

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                      By: /s/ Susan B. Mikels
                                           -------------------------------------
                                            Susan B. Mikels
                                            Chief Financial Officer