Form 10-Q
period 2003-06-30
INTEGRITY FINANCIAL CORP
filed 2003-08-14
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ended

Commission File Number 0-26551

INTEGRITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-2137427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

39 SECOND STREET NW, HICKORY, NC 28601

(Address of principal executive office)

(888) 894-2483

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2003, 4,143,570 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 15 pages.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

Integrity Financial Corporation

Consolidated Balance Sheets

	June 30, 2003 (Unaudited)	December 31, 2002*
ASSETS
Cash and due from banks	$6,697,880	$9,000,383
Interest-earning deposits in banks	8,558,022	7,518,090
Federal funds sold	4,436	937,494
Investment securities available for sale	87,205,195	75,752,035
Loans	442,734,740	415,740,668
Less allowance for loan losses	(6,051,069)	(5,721,452)

Net loans	436,683,671	410,019,216
Factored accounts receivable	3,481,548	3,694,568
Stock in the Federal Home Loan Bank, at cost	2,056,100	2,431,800
Foreclosed real estate	724,583	585,697
Bank premises and equipment	17,077,527	14,217,567
Other assets	9,495,902	9,996,797
Goodwill	17,017,473	17,017,473
Other intangible assets	2,636,311	2,795,901

Total assets	$591,638,648	$553,967,021

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$45,015,677	$34,253,286
Money market and NOW accounts	128,552,451	121,827,208
Savings	12,103,486	11,692,178
Time, $100,000 and over	112,813,255	118,428,965
Other time	174,559,408	154,330,535

Total deposits	473,044,277	440,532,172
Federal Home Loan Bank advances	41,120,125	36,130,363
Securities sold under agreement to repurchase	3,617,428	3,946,987
Accrued expenses and other liabilities	2,132,725	3,125,684
Trust preferred securities	10,000,000	10,000,000

Total liabilities	529,914,555	493,735,206

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,305,231 and 4,270,348 shares issued and outstanding in 2003 and 2002, respectively	4,305,231	4,270,348
Additional paid-capital	51,382,945	51,016,222
Treasury stock (161,661 shares)	(2,691,777)	(1,192,728)
Retained earnings	7,108,746	4,906,988
Accumulated other comprehensive income	1,618,948	1,230,985

Total stockholders’ equity	61,724,093	60,231,815

Total liabilities and stockholders’ equity	$591,638,648	$553,967,021

*	Derived from audited financial statements

Integrity Financial Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest and dividend Income
Loans, including fees	$6,618,705	$4,343,195	$13,251,659	$8,359,293
Taxable investment securities	494,364	736,710	1,071,114	1,464,710
Tax-exempt investment securities	186,990	125,845	306,506	240,252
Other interest and dividends	49,287	52,949	115,167	106,459

Total interest and dividend income	7,349,346	5,258,699	14,744,446	10,170,714

Interest expense
Time deposits, $100,000 and over	801,383	736,058	1,655,170	1,412,371
Other deposits	1,654,174	1,234,688	3,318,640	2,568,195
Federal Home Loan Bank advances	499,726	280,285	1,001,794	543,355

Total interest expense	2,955,283	2,251,031	5,975,604	4,523,921

Net interest income	4,394,063	3,007,668	8,768,842	5,646,793
Provision for loan losses	203,000	270,000	510,000	435,000

Net interest income after provision for loan losses	4,191,063	2,737,668	8,258,842	5,211,793

Non-interest income
Service charges on deposit accounts	693,442	448,388	1,320,958	792,617
Factoring operations	107,151	110,862	220,519	213,854
Mortgage operations	820,889	338,480	1,433,857	886,982
Gain on sale of investment securities	—	8,842	11,181	8,842
Other	213,329	93,007	423,557	252,024

Total non-interest income	1,834,811	999,579	3,410,072	2,154,319

Non-interest expenses
Compensation and employee benefits	2,140,797	1,303,384	4,161,386	2,650,893
Occupancy and equipment	468,462	259,041	970,063	518,854
Professional fees	75,137	72,613	161,972	117,095
Stationery, printing and supplies	80,372	65,344	176,327	115,593
Advertising and business promotion	79,411	62,095	141,321	106,998
Data processing	311,975	178,663	608,122	356,923
Other	828,972	393,468	1,551,330	822,719

Total non-interest expenses	3,985,126	2,334,608	7,770,521	4,689,075

Income before taxes	2,040,748	1,402,639	3,898,393	2,677,037
Income taxes	702,097	486,940	1,366,374	924,476

Net income	$1,338,651	$915,699	$2,532,019	$1,752,561

Net income per common share
Basic	$0.32	$0.33	$0.61	$0.63

Diluted	$0.31	$0.32	$0.59	$0.61

Integrity Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$2,532,019	$1,752,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	334,574	540,783
Provision for loan losses	510,000	405,000
Provision for losses on foreclosed assets	—	31,200
Deferred compensation	12,350	15,360
Net losses on sales of assets	3,883	17,380
Change in assets and liabilities:
(Increase) decrease in other assets	149,580	(618,195)
Decrease in other liabilities	(1,005,309)	(98,631)

Net cash provided by operating activities	2,537,097	2,372,564

Cash flows from investing activities
Purchase of investment securities available for sale	28,858,964	(11,923,539)
Purchase of Federal Home Loan Bank stock	375,700	(450,000)
Proceeds from sales, maturities and calls of investment securities	(39,096,057)	9,047,736
Net increase in loans	(28,197,885)	(27,541,276)
Net (increase) decrease in factored accounts receivable	213,020	(814,962)
Purchases of premises and equipment	(3,270,429)	(901,598)
Proceeds from sale of foreclosed real estate	639,357	646,626

Net cash used in investing activities	(40,477,330)	(31,937,013)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	35,964,842	34,346
Net increase (decrease) in interest-bearing deposits	(3,452,737)	23,538,394
Net decrease in securities sold under agreements to repurchase	(329,559)	(702,778)
Net decrease in federal funds purchased	—	(3,275,000)
Net increase in Federal Home Loan Bank advances	4,989,762	7,000,000
Cash paid for dividends	(330,259)	(193,611)
Purchase of treasury stock	(1,499,049)	(487,784)
Proceeds from issuance of common stock	401,604	46,704

Net cash provided by financing activities	35,744,604	25,960,271

Net decrease in cash and cash equivalents	(2,195,629)	(3,604,178)

Cash and cash equivalents, beginning of period	17,455,967	10,463,968

Cash and cash equivalents, end of period	$15,260,338	$6,859,790

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank, Valley Financial Services, Inc., Community Mortgage Corporation, Catawba Valley Capital Trust I, and Catawba Valley Capital Trust II, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

On April 29, 2003, at the Company’s Annual Meeting of Shareholders, the shareholders approved a name change for the Company. The name United Community Bancorp was changed to Integrity Financial Corporation. The new symbol is IFCB. The change went into effect on May 30, 2003.

NOTE B—NET INCOME PER SHARE

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

Basic and diluted net income per common share has been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	4,129,792	2,755,130	4,138,876	2,761,830
Effect of dilutive stock options	128,813	116,069	121,167	107,537

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,258,605	2,871,199	4,260,043	2,869,367

NOTE C—COMPREHENSIVE INCOME

For the three months ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $1,639,248 and $1,672,787, respectively.

For the six months ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $2,919,982 and $2,283,258 respectively.

NOTE D—STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income as reported	$1,338,651	$915,699	$2,532,019	$1,752,561
Deduct: Total stock-based employee Compensation expense determined under fair value method for all awards, net of related tax effects	(7,749)	(6,208)	(15,499)	(12,416)

Net income pro forma	$1,330,902	$909,491	$2,516,520	$1,740,145

Basic net income per common share:
As reported	$0.32	$0.33	$0.61	$0.63
Pro forma	0.32	0.32	0.61	0.61
Diluted net income per common share:
As reported	0.31	0.32	0.59	0.61
Pro forma	0.31	0.32	0.59	0.61

NOTE E—GUARANTEES

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 10 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	June 30, 2003	December 31, 2002
Undisbursed standby letters of credit	$1,468	$1,448

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Overview

On December 31, 2002, the Company acquired Community Bancshares, Inc. headquartered in Wilkesboro, North Carolina, the holding company for Northwestern National Bank (“Northwestern”) and Community Mortgage Corporation. The branches of Northwestern were merged into the Company’s wholly owned subsidiary, Catawba Valley Bank, and are now doing business as “Northwestern Bank, a division of Catawba Valley Bank.” Community Mortgage became a wholly owned subsidiary of the Company. This business combination was appropriately accounted for under the purchase method, therefore the results of operations for the three and six month periods ended June 30, 2002 do not include the consolidated results of operations for Community Bancshares, Inc.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

During the six months ended June 30, 2003, total consolidated assets increased $37.7 million or 6.8% from $553.9 million to $591.6 million. This increase in the Company’s assets resulted primarily from increases in our net loans outstanding of $26.6 million or 6.5% during the period combined with an increase in our securities portfolio. The increase in loans was attributable to the growth in our commercial loan portfolio. Investment securities available for sale increased $11.4 million or 15.1%. This increase resulted from new purchases during the period. The $2.9 million or 20.1% increase in bank premises and equipment resulted from the ongoing construction of the new branches Catawba Valley Bank is building. In June 2003 Catawba Valley opened a new full service branch in Boone, North Carolina. Two branches under construction are scheduled to be completed in the early fourth quarter of this year in Statesville and Mooresville. The Company has also purchased a new building in downtown Hickory which will serve as its corporate headquarters. These increases were partially offset by a decrease in the Company’s cash and cash equivalents which were used to help fund our asset growth. Also during the six month period, our investment in the stock of the Federal Home Loan Bank decreased $376,000 to $2.0 million. The level of our foreclosed assets increased by 23.7% from $586,000 to $725,000 at June 30, 2003.

The aforementioned growth in our assets was funded principally by an increase of $32.5 million or 7.4% in deposits from our customers during the period from $440.5 million at December 31, 2002 to $473.0 million at June 30, 2003, and from a net increase in our borrowings of $4.7 million during the same period. Noninterest bearing deposits increased $10.8 million during the period, while interest bearing deposits increased $21.7 million. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on certificates of deposit. Other borrowings increased by $4.6 million at June 30, 2003. Our borrowings consist of Federal Home Loan Bank advances, securities sold under agreements to repurchase, and federal funds purchased.

Earning assets represented 92.1% of total assets on June 30, 2003. The allowance for loan losses was $6.1 million at June 30, 2003, representing 1.37% of total loans. Management believes that the allowance is adequate at this time.

Other liabilities decreased from $3.1 million at December 31, 2002 to $2.1 million at June 30, 2003, a decrease of $1.0 million or 31.7%. The decrease was due in part to the payment of accrued merger expenses of $500,000 during the first quarter. The remainder of the decrease was attributable to the payment of accrued income taxes during the period.

The Banks now operate fifteen full service branches and continue to actively solicit loans and deposits.

Total stockholders’ equity increased $1.5 million for the six month period ended June 30, 2003. The increase resulted principally from net income of $2.5 million for the six months. Accumulated other comprehensive income increased by $388,000 for the period. During the six months ended June 30, 2003, the Company repurchased 86,417 of its common shares totaling $1.5 million under its stock repurchase plan. At June 30, 2003, the Company and the Banks continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

Net Income. Net income for the quarter ended June 30, 2003 was $1.3 million or $.32 per basic share, as compared with net income of $915,699 or $.33 per basic share for the three months ended June 30, 2002, an increase of $423,000 in net income and a decrease of $.01 per share. The decrease in earnings per share was attributable to the increase in shares outstanding resulting from the business combination. Increases in net interest income of $1.4 million and non-interest income of $835,000 were offset by an increase in our non-interest expenses of $1.7 million. The provision for loan losses decreased by $67,000 during the period.

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

Net interest income for the quarter ended June 30, 2003 was $4.4 million as compared with $3.0 million during the quarter ended June 30, 2002 an increase of $1.4 million. This increase resulted largely from the increased levels of interest earning assets and interest bearing liabilities resulting from the business combination mentioned previously. Although, after the rapid rate decline in 2002, rates have begun to stabilize, there is increasing pressure from local competition to lower rates. The Company’s net interest margin decreased from 3.43% for the three-month period ending June 30, 2002 to 3.24% for the same period in 2003.

Asset Quality. Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history, and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful, or loss and reserves are allocated based on management’s judgment and historical experience. Testing by our internal auditors and by other independent third parties contracted with to perform reviews of our loans helps to validate this process. In addition, regulatory agencies, as an integral part of their examinations process, periodically review our allowance for loan losses and may require us to make adjustments based upon information available to them at the time of their examination.

The provision for loan losses was $203,000 and $270,000 for the quarters ended June 30, 2003 and 2002, respectively, a decrease of $67,000. The allowance for loan losses expressed as a percentage of gross loans decreased slightly from 1.38% at December 31, 2002 to 1.37% at June 30, 2003. Management believes that the allowance is adequate although the level of non-accrual loans and the loans ninety days past due and still accruing increased during the quarter. There were net loans charge offs of $178,000 during the quarter ended June 30, 2003 as compared with net charge offs of $124,000 during the quarter ended June 30, 2002. The increase in nonaccrual loans and loans ninety days past due and still accruing was impacted by local and state economics conditions.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

	6/30/2003	12/31/2002
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$4,425,000	$3,142,000
Past due loans 90 days or more and still accruing	1,500,000	997,000

	$5,925,000	$4,139,000

Non-Interest Income. Non-interest income was $1.8 million for the quarter ended June 30, 2003 compared to $1.0 million for the quarter ended June 30, 2002, an increase of $835,000. Service charges on deposit accounts accounted for most of the increase, increasing from $448,000 at June 30, 2002 to $693,000 at June 30, 2003, an increase of $245,000. Fees charged for non-sufficient funds, a major component of service charges on deposit accounts, increased from $335,000 to $538,000 for the same period an increase of $203,000. The business combination discussed earlier in this section had a direct impact on service charges. Mortgage operations have continued to see a strong demand and revenue generated from these operations increased $484,000 for the three month period. During the fourth quarter of 2002, the Company invested in bank owned life insurance. The income generated during the second quarter of 2003 from this investment was $54,000 and is included in other non-interest income.

Non-Interest Expense. Non-interest expenses increased $1.7 million, from $2.3 million at June 30, 2002 to $4.0 million at June 30, 2003. This increase is due largely to the business combination discussed previously. Catawba Valley Bank added six full service branches with the acquisition on December 31, 2002. The increases in the categories under non-interest expense were all affected by this. Also, First Gaston Bank opened their fourth full service office in July 2002 and purchased a fifth full service office from RBC Centura in Dallas, North Carolina in October 2002.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

Net Income. Net income for the six months ended June 30, 2003 was $2.5 million or $.61 per basic share, as compared with net income of $1.8 million or $.63 per basic share for the same period of 2002, an increase of $779,000 in net income. The decrease in earnings per share was attributable to the increase in shares outstanding, resulting from the business combination. Increases in net interest income of $3.1 million and in non-interest income of $1.3 million were partially offset by increases in non-operating expenses of $3.1 million and an increase of $75,000 in the provision for loan losses.

Net interest income for the six months ended June 30, 2003 was $8.8 million as compared with $5.6 million during the six months ended June 30, 2002, an increase of $3.1 million. This increase was impacted by the increased levels of interest earning assets and interest bearing liabilities resulting from the business combination mentioned previously. After the rapid rate decline in 2002, rates have begun to stabilize; however, there is increasing pressure from local competition to lower rates.

Asset Quality. The provision for loan losses was $510,000 and $435,000 for the six months ended June 30, 2003 and 2002, respectively. There were net loan charge offs of $183,000 for the six months ended June 30, 2003 as compared with net loan charge offs of $195,000 during the six months ended June 30, 2002.

Non-Interest Income. Non-interest income was $3.4 million for the six months ended June 30, 2003 as compared to $2.1 million for the six months ended June 30, 2002, an increase of $1.3 million. Service charges on deposit accounts increased $528,000 or 66.7% during the six month period ending June 30, 2003 as compared to the same period in 2002. Fees charged on non-sufficient funds increased from $579,000 for the six month period ending June 30, 2002 to $1.0 million for the same period in 2003. The aforementioned business combination had a direct impact on service charges. Income from mortgage operations was $1.4 million for the period ending June 30, 2003 compared to $887,000 for the same period in 2002. Other noninterest income increased $172,000 for the period due primarily to income from bank owned life insurance of $108,000.

Non-Interest Expense. Non-interest expense increased $3.1 million from $4.7 million at June 30, 2002 to $7.8 million at June 30, 2003. The acquisition and new branches discussed previously resulted in increases in all categories of non-interest expense.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth, and borrowings are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of June 30, 2003, liquid assets, consisting of cash and cash equivalents and investment securities were approximately $102.4 million, which represents 17.3% of total assets and 19.8% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $67.9 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $27.0 million. At June 30, 2003, outstanding commitments to extend credit were $1.4 million and undisbursed line of credit balances totaled $83.2 million. The Company also has commitments to complete three new branches in 2003 of

$1.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 60.7% of the Company’s total deposits at June 30, 2003. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 23.8% of the Company’s total deposits at June 30, 2003. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

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

At June 30, 2003, both Integrity Financial and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2002.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Commission (the “SEC”). Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s SEC filings.

There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 29, 2003. Of the 4,158,351 shares entitled to vote at the meeting, 3,419,263 shares voted. The following matters were voted on at the meeting:

1.	Election of Directors

R. Steve Aaron, Loretta P. Dodgen, W. Steve Ikerd and Jack Ray Ferguson were all elected to one year terms. David E. Cline, W. Alex Hall, Jr., Robert P. Huntley and Dwight Pardue were all elected for two year terms. H. Ray McKenney, Jr., Howard L. Pruitt, Robert F. Ricketts, D.D.S., and Ronald S. Shoemaker were all elected to three year terms. With 82.23% of shares voted.

2.	Amendment to Articles of Incorporation

Approve an amendment to the Articles of Incorporation to change the name of the company to “Integrity Financial Corporation” with 82.23% of the shares voted.

3.	Dixon Odom PLLC was ratified to serve as independent auditor for the year ending December 31, 2003 with 82.23% of the shares voted

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A Form 8-K was filed on April 21, 2003 releasing first quarter earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: August 13, 2003	By:	/s/ R. Steve Aaron
R. Steve Aaron
President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Susan B. Mikels
Susan B. Mikels
Chief Financial Officer