Form 10-Q
period 2003-09-30
INTEGRITY FINANCIAL CORP
filed 2003-11-14
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, 4,144,592 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 15 pages.

Part I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Integrity Financial Corporation

Consolidated Balance Sheets

	2003	December 31,
	(Unaudited)	2002*
ASSETS
Cash and due from banks	$5,792,811	$9,000,383
Interest-earning deposits in banks	14,538,063	7,518,090
Federal funds sold	161,856	937,494
Investment securities available for sale	81,464,585	75,752,035
Investment securities held to maturity (fair value of $2,979,405 at September 30, 2003 )	2,958,418	—
Loans	444,341,859	415,740,668
Less allowance for loan losses	(6,193,433)	(5,721,452)

Net loans	438,148,426	410,019,216
Factored accounts receivable	2,604,025	3,694,568
Stock in the Federal Home Loan Bank, at cost	2,105,900	2,431,800
Foreclosed real estate	1,137,758	585,697
Bank premises and equipment	17,947,129	14,217,567
Other assets	4,749,396	5,924,613
Bank owned life insurance	8,260,750	4,072,184
Goodwill	17,017,473	17,017,473
Other intangible assets	2,556,517	2,795,901

Total assets	$599,443,107	$553,967,021

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing demand	$43,092,696	$34,253,286
Money market and NOW accounts	143,168,516	121,827,208
Savings	11,994,472	11,692,178
Time, $100,000 and over	128,201,684	118,428,965
Other time	153,345,943	154,330,535

Total deposits	479,803,311	440,532,172
Federal Home Loan Bank advances	42,114,987	36,130,363
Securities sold under agreement to repurchase	3,937,414	3,946,987
Accrued expenses and other liabilities	2,033,532	3,125,684
Trust preferred securities	10,000,000	10,000,000

Total liabilities	537,889,244	493,735,206

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,306,253 and 4,270,348 shares issued and outstanding in 2003 and 2002, respectively	4,306,253	4,270,348
Additional paid-capital	51,391,790	51,016,222
Treasury stock (161,661 shares)	(2,691,777)	(1,192,728)
Retained earnings	7,938,293	4,906,988
Accumulated other comprehensive income	609,304	1,230,985

Total stockholders’ equity	61,553,863	60,231,815

Total liabilities and stockholders’ equity	$599,443,108	$553,967,021

* Derived from audited financial statements

Integrity Financial Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and dividend Income
Loans, including fees	$6,518,172	$4,648,099	$19,769,831	$13,007,392
Taxable investment securities	598,246	591,750	1,669,360	2,056,460
Tax-exempt investment securities	125,391	213,686	431,897	453,938
Other interest and dividends	43,518	75,424	158,685	181,883

Total Interest and dividend income	7,285,327	5,528,959	22,029,773	15,699,673

Interest expense
Time deposits, $100,000 and over	832,434	789,062	2,487,604	2,201,433
Other deposits	1,576,236	1,226,026	4,894,876	3,794,221
Federal Home Loan Bank Advances	523,757	284,054	1,525,551	827,409

Total interest expense	2,932,427	2,299,142	8,908,031	6,823,063

Net interest income	4,352,900	3,229,817	13,121,742	8,876,610
Provision for loan losses	262,000	419,220	772,000	854,220

Net interest income after provision for loan losses	4,090,900	2,810,597	12,349,742	8,022,390

Non-interest income
Service charges on deposit accounts	734,246	513,976	2,055,204	1,306,593
Factoring operations	186,571	96,706	407,090	310,560
Mortgage operations	598,469	658,607	2,032,326	1,545,589
Gain on sale of investment securities	69,666	148,488	80,847	157,330
Other	223,886	141,317	647,443	393,341

Total non-interest income	1,812,838	1,559,094	5,222,910	3,713,413

Non-interest expenses
Compensation and employee benefits	2,210,113	1,439,169	6,371,499	4,090,062
Occupancy and equipment	620,930	294,507	1,590,993	813,361
Professional fees	187,385	125,757	349,357	242,852
Stationery, printing and supplies	126,515	64,420	302,842	180,013
Advertising and business promotion	125,473	76,363	266,794	183,361
Data processing	356,069	179,989	964,191	536,912
Other	505,328	489,457	2,056,658	1,312,176

Total non-interest expenses	4,131,813	2,669,662	11,902,334	7,358,737

Income before taxes	1,771,925	1,700,029	5,670,318	4,377,066
Income taxes	610,812	607,647	1,977,186	1,532,123

Net income	$1,161,113	$1,092,382	$3,693,132	$2,844,943

Net income per common share
Basic	$0.25	$0.36	$0.84	$0.94

Diluted	$0.25	$0.35	$0.81	$0.90

Dividends declared per common share	$0.07	$-	$0.14	$0.06

Integrity Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$3,693,132	$2,844,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,757,707	442,803
Amortization of intangibles	239,384	374,621
Provision for loan losses	772,000	854,220
Provision for losses on foreclosed assets	—	31,200
Deferred compensation	12,525	23,040
Net gains on sales of investment securities	(80,847)	(157,330)
Net gains on sales of assets	16,091	27,594
Change in assets and liabilities:
(Increase) decrease in other assets	2,145,049	(754,757)
Decrease (increase) in other liabilities	(1,104,677)	359,109

Net cash provided by operating activities	7,450,364	4,045,443

Cash flows from investing activities
Purchase of investment securities available for sale	(43,529,657)	(17,734,540)
Redemption (purchase) of Federal Home Loan Bank stock	325,900	(525,000)
Proceeds from sales, maturities and calls of investment securities	32,433,814	15,647,159
Net increase in loans	(30,916,422)	(52,789,973)
Net (increase) decrease in factored accounts receivable	1,090,543	(400,868)
Purchases of bank owned life insurance	(4,188,566)	(4,018,046)
Purchases of premises and equipment	(4,304,331)	(1,965,446)
Proceeds from sale of foreclosed real estate	1,178,330	1,134,300

Net cash used in investing activities	(47,910,389)	(60,652,414)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	8,839,410	3,660,795
Net increase in interest-bearing deposits	30,431,729	46,146,630
Net decrease in securities sold under agreements to repurchase	(9,573)	(1,745,877)
Net decrease in federal funds purchased	—	(1,775,000)
Net increase in Federal Home Loan Bank advances	5,984,624	10,500,000
Cash paid for dividends	(661,826)	(193,611)
Purchase of treasury stock	(1,499,049)	(971,090)
Proceeds from issuance of common stock	411,473	65,542

Net cash provided by financing activities	43,496,788	55,687,389

Net decrease in cash and cash equivalents	3,036,763	(919,582)

Cash and cash equivalents, beginning of period	17,455,967	10,463,968

Cash and cash equivalents, end of period	$20,492,730	$9,544,386

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank, Valley Financial Services, Inc., Community Mortgage Corporation, Catawba Valley Capital Trust I, and Catawba Valley Capital Trust II, collectively referred to as the “Company.” All significant intercompany transactions and balances have been eliminated. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

NOTE B - NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Shares, earnings per share and dividends declared per share have been adjusted to reflect the 10% stock dividend paid November 15, 2003.

Basic and diluted net income per common share has been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	4,558,672	3,004,015	4,411,706	3,026,555

Effect of dilutive stock options	146,926	130,405	137,341	121,670

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,705,598	3,134,420	4,549,047	3,148,225

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $151,469 and $1,593,735, respectively.

For the nine months ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $3,071,451 and $3,876,993 respectively.

NOTE D - STOCK COMPENSATION PLANS

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$1,161,113	$1,092,382	$3,693,132	$2,844,943
Deduct: Total stock-based employee Compensation expense determined under fair value method for all awards, net of related tax effects	(7,749)	(6,208)	(23,248)	(18,624)

Net income pro forma	$1,153,364	$1,086,174	$3,669,884	$2,826,319

Basic net income per common share:
As reported	$0.25	$0.36	$0.84	$0.94
Pro forma	0.25	0.35	0.83	0.93
Diluted net income per common share:
As reported	0.25	0.35	0.81	0.90
Pro forma	0.25	0.35	0.78	0.90

NOTE E - GUARANTEES

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 10 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	September 30, 2003	December 31, 2002
Undisbursed standby letters of credit	$1,538	$1,448

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

On December 31, 2002, the Company acquired Community Bancshares, Inc. headquartered in Wilkesboro, North Carolina, the holding company for Northwestern National Bank (“Northwestern”) and Community Mortgage Corporation. The branches of Northwestern were merged into the Company’s wholly owned subsidiary, Catawba Valley Bank, and are now doing business as “Northwestern Bank, a division of Catawba Valley Bank.” Community Mortgage became a wholly owned subsidiary of the Company. This business combination was appropriately accounted for under the purchase method, therefore the results of operations for the three and nine month periods ended September 30, 2003 do not include the consolidated results of operations for Community Bancshares, Inc.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

During the nine months ended September 30, 2003, total consolidated assets increased $45.5 million or 8.2% from $553.9 million at December 31, 2002 to $599.4 million. This increase in the Company’s assets during the period resulted primarily from an increase in our net loan portfolio of $28.1 million or 6.9%. This increase in our loans was attributable to the continued growth in our commercial loan portfolio. Also during the period, our liquid assets, consisting of cash and cash equivalents and investment securities, increased $11.7 million. The primary factor contributing to this increase was the purchase of investment securities during the period. Our investment securities portfolio increased $8.7 million or 11.4% during the first nine months of 2003.

The $3.7 million or 26.2% increase in bank premises and equipment during the first nine months of 2003 resulted from the ongoing construction of new branches by the Company’s subsidiary Catawba Valley Bank. In June 2003, Catawba Valley Bank opened a new full service branch in Boone, North Carolina. There are also two additional branches under current construction, which are scheduled to be completed early in the fourth quarter of this year in Statesville and Mooresville. The Company also purchased a building in downtown Hickory to serve as the its new corporate headquarters, and opened a full service brokerage securities office, doing business as Integrity Securities, in August.

We also utilized available liquidity during the period to fund an additional $4.2 million investment in bank owned life insurance. These increases in our consolidated assets were partially offset by a $1.1 million decrease in factored accounts receivable and a $1.2 million decrease in our other assets during the period.

The aforementioned growth in our assets was funded principally by an increase of $39.3 million or 8.9% in deposits from our customers during the period from $440.5 million at December 31, 2002 to $479.8 million at September 30, 2003, and from a net increase in our borrowings of $6.0 million during the same period. Noninterest bearing deposits increased $8.8 million during the period, while interest bearing deposits increased $30.4 million. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on certificates of deposit. Our borrowings consist of Federal Home Loan Bank advances, securities sold under agreements to repurchase, federal funds purchased, and trust preferred securities.

Earning assets represented 92.8% of total assets on September 30, 2003. The allowance for loan losses was $6.2 million at September 30, 2003, representing 1.39% of total loans. Management believes that the allowance is adequate at this time.

Other liabilities decreased from $3.1 million at December 31, 2002 to $2.0 million at September 30, 2003, a decrease of $1.1 million or 34.9%. The decrease resulted from the payment of accrued merger expenses of $500,000 during the first quarter and from the payment of accrued income taxes during the period.

The Banks now operate fifteen full service branches and continue to actively solicit loans and deposits.

Total stockholders’ equity increased $1.3 million during the nine months ended September 30, 2003. The increase resulted principally from our comprehensive income during the period of $3.1 million. During the nine months ended September 30, 2003, the Company repurchased 86,417 of its common shares totaling $1.5 million under its stock repurchase plan. At September 30, 2003, the Company and the Banks continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

Net Income. Net income for the quarter ended September 30, 2003 was $1.2 million or $.25 per basic share, as compared with net income of $1.1 million or $.36 per basic share for the three months ended September 30, 2002, an increase of $69,000 in net income and a decrease of $.11 per share. The decrease in earnings per share was attributable to the increase in our weighted average common shares outstanding in the 2003 quarter, which resulted from the additional shares issued to effect our business combination. Increases in net interest income of $1.1 million and non-interest income of $254,000 were offset by an increase in our non-interest expenses of $1.5 million. In addition, the provision for loan losses decreased by $157,000 during the period.

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

Net interest income for the quarter ended September 30, 2003 was $4.3 million as compared with $3.2 million during the quarter ended September 30, 2002 an increase of $1.1 million. This increase resulted largely from the increased level of net interest earning assets during 2003. This increase in the level of our net interest earning assets offset the continued decline in interest rates during the period. Although after the rapid rate decline in 2002, rates had begun to stabilize, the Federal Reserve lowered rates late in second quarter of 2003. The Company’s net interest margin decreased from 3.52% for the three-month period ending September 30, 2002 to 3.16% for the same period in 2003.

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

The provision for loan losses was $262,000 and $419,000 for the quarters ended September 30, 2003 and 2002, respectively, a decrease of $157,000. Likewise, our net loan charge offs decreased to $97,000 during the quarter ended September 30, 2003 as compared with net charge offs of $157,000 during the quarter ended September 30, 2002. Although our provision decreased, the allowance for loan losses expressed as a percentage of gross loans increased slightly from 1.38% at December 31, 2002 to 1.39% at September 30, 2003. Management determined that although the level of charge-offs has continued to decrease even as the level of the loan portfolio has increased, that it was necessary to maintain the overall level of the allowance relative to gross loans due to the increase in the level of loans on nonaccrual status and loans past due ninety days or more. Management believes that as of September 30, 2003, the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

	September 30, 2003	December 31, 2002
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$3,745,000	$3,142,000
Past due loans 90 days or more and still accruing	2,013,000	997,000

	$5,758,000	$4,139,000

Non-Interest Income. Non-interest income was $1.8 million for the quarter ended September 30, 2003 compared to $1.6 million for the quarter ended September 30, 2002, an increase of $254,000. Service charges on deposit accounts accounted for most of the increase, increasing from $514,000 during the 2002 quarter to $734,000 during the 2003 quarter, an increase of $220,000. Fees charged for non-sufficient funds, a major component of service charges on deposit accounts, increased from $409,000 to $572,000 for the same period an increase of $163,000. The business combination discussed earlier in this section had a direct impact on service charges. A decrease in the volume of loan refinances resulted in a decrease in revenue from our mortgage operations of $60,000 for the three-month period. During the fourth quarter of 2002, the Company invested in bank owned life insurance. An additional investment was made in July of this year. The income generated during the third quarter of 2003 from this investment was $80,000 and is included in other non-interest income.

Non-Interest Expense. Non-interest expenses increased $1.5 million, from $2.7 million at September 30, 2002 to $4.1 million at September 30, 2003. This increase is due largely to the business combination discussed previously. Catawba Valley Bank added six full service branches with the acquisition on December 31, 2002. The increases in the categories under non-interest expense were all affected by this. Also, First Gaston Bank opened their fourth full service office in July 2002 and purchased a fifth full service office from RBC Centura in Dallas, North Carolina in October 2002.

Income Tax Expense. Income before income tax provision totaled $1.8 million and $1.7 million for the quarters ended September 30, 2003 and 2002, respectively. Income tax provision totaled $611,000 and $608,000 for the quarters ended September 30, 2003 and 2002, respectively, which equated to effective tax rates of 34.47% and 35.74%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Net Income. Net income for the nine months ended September 30, 2003 was $3.7 million or $.84 per basic share, as compared with net income of $2.8 million or $.94 per basic share for the same period of 2002, an increase of $848,000 in net income. As was the case for the third quarter of the current year, the decrease in earnings per share during the nine month period was attributable to the increase in our weighted average common shares outstanding resulting from the additional shares issued to effect our business combination. Increases in net interest income of $4.2 million and in non-interest income of $1.5 million were partially offset by increases in non-operating expenses of $4.5 million. In addition, the provision for loan losses decreased $82,000 during the period.

Net interest income for the nine months ended September 30, 2003 was $13.1 million as compared with $8.9 million during the nine months ended September 30, 2002, an increase of $4.2 million. As discussed in our analysis of the results of operations for the three-month periods, the increase in our net interest income for the first nine months of 2003 resulted from an increase in the level of our net interest earning assets during the period which offset the effects of the lower interest rates during the period.

Asset Quality. The provision for loan losses was $772,000 and $854,000 for the nine months ended September 30, 2003 and 2002, respectively, while our net loan charge offs were $300,000 for the nine months ended September 30, 2003 as compared with charge offs of $352,000 during the nine months ended September 30, 2002. See the Asset Quality section in the Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002 for an expanded discussion of the Company’s allowance for loan losses.

Non-Interest Income. Non-interest income was $5.2 million for the nine months ended September 30, 2003 as compared to $3.7 million for the nine months ended September 30, 2002, an increase of $1.5 million. Service charges on deposit accounts increased $749,000 or 57.3% during the nine-month period ending September 30, 2003 as compared to the same period in 2002. Fees charged on non-sufficient funds increased from $994,000 for the nine-month period ending September 30, 2002 to $1.6 million for the same period in 2003. The aforementioned business combination had a direct impact on service charges. Income from mortgage operations was $2.0 million for the period ending September 30, 2003 compared to $1.5 million for the same period in 2002. Other noninterest income increased $254,000 for the period due primarily to income from bank owned life insurance of $189,000.

Non-Interest Expense. Non-interest expense increased $4.5 million from $7.4 million at September 30, 2002 to $11.9 million at September 30, 2003. The acquisition and new branches discussed previously resulted in increases in all categories of our non-interest expenses.

Income Tax Expense. Income before income tax provision totaled $5.7 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively. Income tax provision totaled $2.0 million and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively, which equated to effective tax rates of 34.87% and 35.00%.

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

As of September 30, 2003, liquid assets, consisting of cash and cash equivalents and investment securities were approximately $104.9 million, which represents 17.5% of total assets and 19.9% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $68.1 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $27.0 million. At September 30, 2003, outstanding commitments to extend credit were $1.5 million and undisbursed line of credit balances totaled $62.3 million. The Company also has commitments to complete two new branches in 2003 of $400,000. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 58.7% of the Company’s total deposits at September 30, 2003. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 26.7% of the Company’s total deposits at September 30, 2003. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC, the primary regulator of Catawba Valley Bank and First Gaston Bank, and the Federal Reserve, the primary regulator of Integrity Financial Corporation, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines.

At September 30, 2003, both Integrity Financial and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

A Form 8-K was filed on July 23, 2003 releasing second quarter earnings.

A Form 8-K was filed on September 11, 2003 announcing cash and stock dividends.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: November 12, 2003	By:	/s/ R. Steve Aaron
R. Steve Aaron
President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Susan B. Mikels
Susan B. Mikels
Chief Financial Officer