Form 10-K
period 2003-12-31
INTEGRITY FINANCIAL CORP
filed 2004-03-15
CIK 1082471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-26551

INTEGRITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2137427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 Second Street, N.W., Hickory, North Carolina	28601
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (888) 894-2483

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The Registrant’s revenues for the year ended December 31, 2003 were $35,807,265

As of December 31, 2003, the aggregate market value of the 4,734,901 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $94,508,624 based on the closing sales price of $19.96 per share of the registrant’s Common Stock as listed on the Nasdaq Small Cap Market on December 31, 2003. For purpose of this calculation, it is assumed that the directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 31, 2003: 4,734,901

Documents Incorporated by Reference:

1.	Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 (Part II)

2.	Proxy Statement dated March 22 for the 2004 Annual Meeting of Shareholders (Part III).

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, and (ii) the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2003.

Proxy	Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004.

10-K	10-K for the year ended December 31, 2003.

Part I

Item 1 – BUSINESS

(a)-(b) Integrity Financial Corporation is a bank holding company, that was organized on June 30, 1998 and elected to become a financial holding company on October 16, 2001. Integrity Financial Corporation (the “Registrant” or “Company”) is a North Carolina corporation and is headquartered in Hickory, North Carolina. The Registrant has two wholly owned subsidiaries that are state chartered banks; Catawba Valley Bank headquartered in Hickory, North Carolina and First Gaston Bank of North Carolina headquartered in Gastonia, North Carolina. On December 31, 2002, under an Agreement and Plan of Merger (the “Agreement”) the Registrant acquired Community Bancshares, Inc, the holding company for Northwestern National Bank. Northwestern was merged into the Registrant’s wholly owned subsidiary Catawba Valley Bank, and its former branches are doing business as “Northwestern Bank A Division of Catawba Valley Bank.” This transaction was accounted for under the purchase method. The Registrant also has four other wholly owned subsidiaries, Integrity Financial Services, Catawba Valley Trust I, Catawba Valley Trust II and Community Mortgage. Catawba Valley Bank was organized under the laws of North Carolina on October 27, 1995 and opened for business on November 1, 1995. First Gaston Bank was organized on March 16, 1995 under the laws of North Carolina and opened July 11, 1995. Catawba Valley Bank and First Gaston Bank are collectively referred to herein as the “Banks”. Deposits in the Banks are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (FDIC).

On March 16, 1999, the Registrant formed Integrity Financial Services, whose principal business activity is that of an agent for various insurance products and nontraditional banking services. In third quarter of 2003 Valley Financial Services, opened a full service brokerage securities office doing business as Integrity Securities.

The Registrant formed Catawba Valley Capital Trust I and Catawba Valley Capital Trust II in December 2002. These Trusts were formed to facilitate the issuance of trust preferred securities. The Trusts are statutory business trusts formed under the laws of the State of Delaware, and all common securities of each of the Trusts are owned by the Registrant.

The Registrant also has a wholly owned subsidiary named Community Mortgage. Community Mortgage was a wholly owned subsidiary of Community Bancshares, that the Registrant accquired on December 31, 2002. This subsidiary is inactive at this time.

Catawba Valley Bank engages in general banking business in the City of Hickory and portions of eight North Carolina counties: Alexander, Ashe, Burke, Caldwell, Catawba, Iredell, Watauga, and Wilkes. Its operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located in its market area. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank’s lending activities include making commercial loans to individuals and small- to medium-sized businesses located primarily in its market area for various business purposes and various consumer-type loans to individuals, including installment loans, equity lines of credit, overdraft checking credit and credit cards. Also, the Bank makes residential mortgage loans to its customers, which the Bank then sells to another mortgage lender. The Bank issues ATM cards which allow its customers to access their deposit accounts at the automated teller machines of other banks that are linked to the STAR system. The Bank also issues debit cards which allow its customer to have point of sale transactions at various merchants. The Bank does provide Internet and electronic banking services for its customers. The Bank does not provide trust services and leasing services, except through a correspondent bank.

Catawba Valley Bank operates twelve offices, each of which are full service offices. The Bank’s main office is located at 1039 Second Street, NE, in Hickory, which is in Catawba County. The Bank has three other locations in Catawba County, three locations in Wilkes County, two locations in Iredell County and one location each in Alexander, Ashe and Watagua counties. The Bank also operates a mortgage loan office in Hickory.

First Gaston Bank engages in the general banking business in the City of Gastonia and the surrounding areas of Gaston County. The Bank operates for the primary purpose of serving the banking needs of the customers in its market area. The Bank offers a wide range of banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, Individual Retirement Accounts and other related business and individual banking services. The Bank’s lending activity consists of commercial, installment, personal and home equity loans to individuals and small-to-medium size businesses located primarily within its market area. The Bank also originates mortgage loans and then sells them to another mortgage lender. The Bank issues ATM and debit cards for its customers’ use and does provide Internet and electronic banking services for its customers.

First Gaston Bank operates five full services offices. The Bank’s main office is located at 804 South New Hope Road in Gastonia. The Bank has one location each in the towns of Belmont, Dallas, Mt. Holly and Stanley

Commercial banking in North Carolina as a whole is extremely competitive with state laws permitting statewide branching. The Banks compete directly for deposits in their market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In their lending activities, the Banks compete with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Catawba Valley Bank’s Catawba County market there are eleven commercial banks operating with multiple offices. Catawba Valley Bank’s predominant competitors are BB&T, People’s Bank and Wachovia Bank. These three institutions control approximately 66% of the market’s deposits. In Catawba Valley Bank’s mountain counties its main competitors are Wachovia, First Citizens Bank and Yadkin Valley Bank. First Gaston Bank’s market area contains twelve commercial banks operating multiple offices. First Gaston Bank’s primary competitors are BB&T, Citizens South Bank and Wachovia Bank. These three banks control approximately 60% of the market’s deposits.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions. Office locations, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. The Banks’ predominant competitors have greater resources, broader geographic markets and higher lending limits. They can offer more products, and can better afford and make more effective use of media advertising, support services and electronic technology than the Banks. The Banks depend on their reputation as community banks in their local market, direct customer contact, their ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

As of December 31, 2003, the Registrant employed 217 people. The Registrant is not a party to a collective bargaining agreement, and considers its relations with employees to be good.

The Registrant offers equal employment opportunity to all employees and applicants without consideration of race, color, religion, sex, age, national origin, handicap, disability or status as a military veteran. This is done not only because of federal, state, and local requirements, but also because it is the way the Registrant prefers to assure that no qualified person is overlooked in attaining his or her fullest potential.

The Registrant’s Affirmative Action Policy extends to recruiting, selection, training opportunities, transfers, promotions, salary administration, layoffs, terminations, social programs, and business and community relations.

Supervision and Regulation

Regulation of Registrant

Federal Regulation. Registrant is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, (the “BHC Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

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

Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Registrant’ consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare, and

•	acquiring a savings and loan association.

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

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of total assets;

•	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 6%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Riegle Act”), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

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

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

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

North Carolina “opted-in” to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

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

State Law. The Banks are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

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

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk - Based Capital of 10.77% and 12.86% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Miscellaneous. The dividends that may be paid by the Company are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Company’s capital surplus is at least 50% of its paid-in capital.

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

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

Community Reinvestment Act. The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the Bank’s record is made available to the public. Such an assessment is required of any bank, which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Bank’s assessment areas; the Bank’s record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Bank’s loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Bank’s record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” to the institution using the foregoing ground rules. A bank’s performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating;

exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank’s overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a “needs to improve” or “substantial noncompliance” rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank’s record of performance may be the basis for denying or conditioning the approval of an application.

Change of Control

State and federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company or bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the North Carolina Commissioner of Banks, first shall have approved such proposed acquisition. A person will be deemed to have acquired “control” of the bank holding company or the bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank’s voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of two commercial banks, the Registrant is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve which acts as the nation’s central bank can directly affect money supply and, in general, affect bank’s lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharges, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Recent Legislative Developments

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amended the Securities Exchange Act of 1934, (the “Act”) and provisions which directed the SEC to promulgate certain rules. The resultant law and regulations under the Act, as of the time of this annual report, is set forth in the following paragraphs. SOX provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”)-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Securities Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company’s independent auditor.

It is unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under SOX, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management of the Company’s internal controls in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Although the Registrant has incurred additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

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

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

(c)-(e) Not applicable.

Item 2 – Property

The following table sets forth the location and other related information regarding the Banks’ offices and other properties occupied as of December 31, 2003.

Offices	Location	Status
Catawba Valley Bank

Corporate Headquarters	39 Second Street NW Hickory, North Carolina	Owned

Main Office	1039 Second Street NE Hickory, North Carolina	Owned

West Hickory Branch	1445 Second Avenue NW Hickory, North Carolina	Leased

Newton Branch	2675 Northwest Boulevard Newton, North Carolina	Owned

Operations Center	1115 Second Street NE Hickory, North Carolina	Owned

Mortgage Center	1125 Second Street NE Hickory, North Carolina	Leased

Springs Road Branch	2444 Springs Road Hickory, North Carolina	Owned

Statesville Branch	1829 E. Board Street Statesville, North Carolina	Owned

Mooresville Branch	141 Williamson Road Mooresville, North Carolina	Owned

Offices	Location	Status
First Gaston Bank

Main Office	804 South New Hope Road Gastonia, North Carolina	Owned

Belmont Branch	6440 South Main Street Belmont, North Carolina	Owned

Mt. Holly Branch	701 South Main Street Mt. Holly, North Carolina	Owned

Operations Center	252 Wilmot Drive Gastonia, North Carolina	Owned

Stanley Branch	206 South Highway 27 Stanley, North Carolina	Owned

Dallas Branch	120 West Wilkins Street Dallas, North Carolina	Leased

Mortgage Lending	720 N 3rd Street, Suite 402B Wilmington, North Carolina	Leased

Offices	Location	Status
Northwestern Bank A Division of Catawba Valley Bank

Wilkesboro Branch	1600 Curtis Bridge Road Wilkesboro, North Carolina	Owned

N. Wilkesboro Branch	5 Sparta Road N. Wilkesboro, North Carolina	Leased

Millers Creek Branch	2924 NC Highway 16 North Millers Creek, North Carolina	Owned / Land leased

Taylorsville Branch	315 West Main Avenue Taylorsville, North Carolina	Owned

W. Jefferson Branch	1055 Mt. Jefferson Road West Jefferson, North Carolina	Owned

Boone Branch	325 Leola Street Boone, North Carolina	Leased

Loan Administration	1301 Westwood Lane Wilkesboro, North Carolina	Leased

Offices	Location	Status
Integrity Securities	1331 Fourth Street Drive, NW Hickory, NC	Leased

Item 3 – Legal Proceedings

The Registrant is not involved in any legal proceeding other than those associated with its normal banking operations.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity’s Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Market for the Common Stock, Stock Prices and Dividends” in the 2003 Annual Report to Shareholders (the “Annual Report”) is incorporated herein by reference.

Item 6 – Selected Financial Data

Selected Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Total interest income	$29,436	$21,182	$21,851	$20,033	$14,247
Total interest expense	11,784	9,079	11,547	10,344	6,868

Net interest income	17,652	12,103	10,304	9,689	7,379
Provision for loan losses	1,110	1,224	927	1,118	813

Net interest income after provision	16,542	10,879	9,377	8,571	6,566
Non-interest income	6,371	5,514	3,606	1,852	1,400
Non-interest expense	15,876	10,273	9,075	6,817	5,677

Income before income taxes	7,037	6,120	3,908	3,606	2,289
Provision for income taxes	2,323	2,130	1,278	928	592

Net income (loss)	$4,714	$3,990	$2,630	$2,678	$1,697

Per Share Data: (1)
Earnings per share - basic	$1.03	$1.32	$0.86	$0.88	$0.56
Earnings per share - diluted	1.00	1.24	0.85	0.85	0.53
Cash dividends per share	0.16	0.13	0.11	0.10	0.10
Market price
High	20.55	16.23	14.09	14.05	17.25
Low	16.34	11.14	8.18	7.65	11.15
Close	19.96	15.28	10.95	—	—
Book value	13.27	14.10	10.29	10.32	7.50

Weighted average shares outstanding
Basic	4,556,943	3,019,389	3,049,764	3,353,556	3,123,338
Diluted	4,691,065	198,560	76,739	3,453,336	3,258,562

Selected Year-End Balance Sheet Data:
Loans	$463,447	$415,741	$240,321	$195,018	$148,413
Allowance for loan losses	6,171	5,721	3,454	2,938	2,331
Intangible assets	19,715	19,813	—	—	—
Total assets	629,729	553,967	325,474	267,495	204,964
Deposits	497,960	440,532	259,147	220,004	171,082
Borrowings	57,555	40,077	33,766	17,632	7,913
Shareholders’ equity	62,812	60,232	31,388	28,616	25,141

Selected Average Balances:
Total assets	597,821	358,556	296,113	234,700	182,427
Loans	445,632	264,274	213,924	171,076	129,635
Total interest-earning assets	554,788	338,816	285,970	222,377	172,037
Deposits	476,912	287,689	238,120	193,674	153,934
Total interest-bearing liabilities	485,274	297,654	242,950	190,124	158,523
Shareholders’ Equity	61,584	32,824	30,500	26,659	23,179

Selected Performance Ratios:
Return on average assets	0.80%	1.11%	0.89%	1.13%	0.92%
Return on average equity	7.66%	12.16%	8.77%	9.93%	7.60%
Net interest margin	3.22%	3.57%	3.62%	4.37%	4.35%
Noninterest expense to average assets	2.68%	2.87%	3.06%	2.90%	3.11%
Dividend payout ratio	15.53%	9.85%	12.63%	11.36%	17.86%
Efficiency ratio	66.09%	58.31%	65.24%	59.07%	64.67%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.83%	1.12%	0.24%	0.10%	0.15%
Allowance for loan losses to period-end loans	1.33%	1.38%	1.44%	1.51%	1.57%
Allowance for loan losses to nonperforming loans	1.20%	52.86%	16.71%	6.71%	9.96%
Nonperforming assets to total assets	0.34%	0.65%	0.51%	0.26%	0.11%
Net loan charge-offs to average loans	0.15%	-0.21%	-0.19%	-0.30%	0.37%

Item 7 – Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Certain of the information required to be provided pursuant to the disclosure requirements under Guide 3 of the Guides for the preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is included in the Annual Report, which is incorporated herein by reference. The remainder of this information is provided in the following tables:

Table 1: Selected Financial Information and Other Data is incorporated by reference to Item 6 of this Report on Form 10-KSB

Integrity Financial Corporation

Table 2

Average Balances and Net Interest Income Analysis

($ in thousands)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$433,648	$26,378	6.08%	$264,274	$17,754	6.72%	$213,924	$17,655	8.25%
Taxable securities	72,213	2,299	3.18%	53,518	2,680	5.01%	49,679	3,338	6.72%
Non-taxable securities	14,120	566	4.01%	10,938	517	4.73%	7,466	388	5.20%
Other interest-earning assets	27,440	192	0.70%	10,086	231	2.29%	10,817	471	4.35%

Total interest-earning assets	547,420	29,435	5.38%	338,816	21,182	6.25%	281,886	21,852	7.75%

Other assets	44,293			19,740			10,143

Total assets	$591,713			$358,556			$292,029

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market deposits	$151,459	$1,716	1.13%	$69,324	$874	1.26%	$62,744	$1,662	2.65%
Time deposits over $ 100,000	127,556	3,321	2.60%	83,209	3,000	3.61%	54,669	3,048	5.58%
Other time deposits	153,701	4,723	3.07%	108,643	4,073	3.75%	99,772	5,590	5.60%
Borrowings	58,816	2,023	3.44%	36,478	1,132	3.10%	25,765	1,248	4.84%

Total interest-bearing liabilities	491,531	11,783	2.40%	297,654	9,079	3.05%	242,950	11,548	4.75%

Non-interest-bearing deposits	36,531			26,513			20,935
Other liabilities	2,129			1,565			1,728
Stockholders’ equity	61,522			32,824			30,500

Total liabilities and stockholders’ equity	$591,713			$358,556			$296,113

Net interest income and interest rate spread		$17,652	2.98%		$12,103	3.20%		$10,304	3.00%

Net yield on average interest-earning assets			3.22%			3.57%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.37%			113.83%			116.03%

Integrity Financial Corporation

Table 3

Volume and Rate Variance Analysis

($ in thousands)

	Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001			Year Ended December 31, 2001 vs. 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$10,841	$(2,217)	$8,624	$3,769	$(3,670)	$99	$3,872	$(3,017)	$855
Taxable securities	766	(1,147)	(381)	225	(883)	(658)	933	(53)	880
Non-taxable securities	139	(90)	49	172	(43)	129	187	(21)	166
Other interest-earning assets	259	(298)	(39)	(24)	(216)	(240)	(26)	(56)	(82)

Total interest income	12,005	(3,752)	8,253	4,142	(4,812)	(670)	4,965	(3,146)	1,819

Interest expense:
Deposits
Savings, NOW and money market deposits	983	(141)	842	129	(917)	(788)	250	(827)	(577)
Time deposits over $ 100,000	1,377	(1,056)	321	1,310	(1,358)	(48)	975	(251)	724
Other time deposits	1,537	(887)	650	415	(1,932)	(1,517)	926	(302)	624
Borrowings	731	160	891	426	(542)	(116)	698	(265)	433

Total interest expense	4,627	(1,923)	2,704	2,279	(4,748)	(2,469)	2,849	(1,645)	1,204

Net interest income increase (decrease)	$7,377	$(1,828)	$5,549	$1,863	$(64)	$1,799	$2,117	$(1,502)	$615

Integrity Financial Corporation

Table 4

Noninterest Income

($ in thousands)

	Year Ended December 31,
	2003	2002	2001
Service charges on deposit accounts	$2,667	$1,851	$1,227
Other service charges, commissions and fees	522	408	333
Fees from presold mortgages	1,801	2,185	1,538
Commissions from sale of credit insurance	16	9	12
Commission - Valley Financial Services	419	145	89

Core noninterest income	5,425	4,598	3,199

Loan sale gains	—	3	6
Securities gains (losses), net	77	461	116
Other - noninterest income	869	492	288
Other gains (losses), net	—	(40)	(3)

Total noninterest income	$6,371	$5,514	$3,606

Integrity Financial Corporation

Table 5

Noninterest expenses

($ in thousands)

	Year Ended December 31,
	2003	2002	2001
Salaries	$6,971	$4,863	$4,022
Employee benefits	1,321	835	686

Total personnel expenses	8,292	5,698	4,708

Net occupancy expense	1,190	531	466
Equipment related expense	1,039	594	537
Amortization of intangible assets	319	3	—
Stationery and supplies	482	264	236
Telephone	564	133	117
Professional fees	540	389	482
Advertising and business promotions	338	249	221
Non-credit losses	282	41	36
Merger expenses	—	—	237
Data processing	803	733	651
Other noninterest expenses	2,028	1,638	1,384

Total noninterest expense	$15,877	$10,273	$9,075

Integrity Financial Corporation

Table 8

Securities Portfolio Composition

($ in thousands)

	At December 31
	2003	2002
Securities available for sale:
U. S. Treasury	$—	$—
U. S. Government agencies	47,809	36,682
Mortgage-backed securities	32,870	24,084
State and local governments	11,356	14,126
Equity securities	1,921	860

Total securities available for sale	93,956	75,752

Securities held for sale:
State and local governments	$2,758	$—
Other	200	—

	2,958	—

Average total securities during the year	$80,749	$68,006

Integrity Financial Corporation

Table 9

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:
U. S. Government agencies
Due within one year	4,184	4,240	3.91%
Due after one but within five years	31,869	31,970	3.08%
Due after five but within ten years	8,948	9,032	4.75%
Due after ten years	2,562	2,567	4.25%

	47,563	47,809	3.53%

Mortgage-backed securities
Due within one year	—	—	0.00%
Due after one but within five years	6,243	6,303	3.80%
Due after five but within ten years	11,445	11,443	3.80%
Due after ten years	15,049	15,124	3.73%

	32,737	32,870	3.74%

State and local governments
Due within one year	1,086	1,096	3.17%
Due after one but within five years	2,736	2,868	3.62%
Due after five but within ten years	5,228	5,649	4.58%
Due after ten years	1,605	1,743	5.04%

	10,655	11,356	4.26%

Other Securities	1,935	1,921	3.23%

Total securities available for sale
Due within one year	5,270	5,336	3.76%
Due after one but within five years	40,848	41,141	3.23%
Due after five but within ten years	25,621	26,124	4.29%
Due after ten years	21,151	21,355	3.80%

	92,890	93,956	3.68%

Securities held to maturity:
State and local governments
Due within one year	—	—	0.00%
Due after one but within five years	—	—	0.00%
Due after five but within ten years	814	864	4.26%
Due after ten years	2,144	2,060	4.57%

	2,958	2,924	4.48%

Other Securities	200	200	12.00%

Total securities held to maturity
Due within one year	2,758	2,924	4.48%
Due after one but within five years	—	—	0.00%
Due after five but within ten years	200	200	12.00%
Due after ten years	—	—	0.00%

	2,958	3,124	4.99%

Integrity Financial Corporation

Table 10

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$149,017	32.12%	$117,642	28.26%	$61,954	$25.75%	$50,145	25.69%	$36,653	25.10%
Real estate - construction and land development	57,975	12.50%	47,685	11.45%	46,283	19.24%	28,002	14.35%	19,686	13.48%
Real estate - 1-4 family mortgage	71,893	15.50%	74,134	17.81%	40,879	16.99%	37,028	18.97%	29,720	20.35%
Real estate - 5 or more families	17,247	3.72%	16,121	3.87%	6,713	2.79%	4,610	2.36%	5,120	3.51%
Real estate - Commercial	96,147	20.73%	96,070	23.08%	37,830	15.73%	35,720	18.30%	25,508	17.47%
Loans to individuals	32,829	7.08%	29,673	7.13%	23,964	9.96%	21,823	11.18%	14,780	10.12%
Home equity lines of credit	38,779	8.36%	34,971	8.40%	22,940	9.54%	17,867	9.15%	14,557	9.97%

Loans, gross	463,887	100.00%	416,296	100.00%	240,563	100.00%	195,195	100.00%	146,024	100.00%

Allowance for loan losses	(6,171)		(5,721)		(3,454)		(2,938)		(2,231)
Unamortized net deferred loan fees and unearned income	(440)		(555)		(242)		(177)		(123)

Total loans, net	$457,276		$410,020		$236,867		$192,080		$143,670

Integrity Financial Corporation

Table 11

Loan Maturities

($ in thousands)

	At December 31, 2003
	Due within one year	Due after one year but within five years	Due after five years	Total
Commercial	$72,079,827	$66,657,126	$10,279,900	$149,016,853
Real estate - construction and land development	37,377,373	18,252,086	2,345,655	57,975,114
Real estate - 1-4 family mortgage	22,078,155	43,225,006	6,590,054	71,893,215
Real estate - 5 or more families	838,348	11,449,178	4,959,169	17,246,695
Real estate - commercial	21,482,545	64,713,847	9,950,983	96,147,375
Loans to individuals	11,968,144	14,735,573	6,125,477	32,829,194
Home equity lines of credit	49,451	128,756	38,600,198	38,778,405

Total gross loans	$165,873,843	$219,161,572	$78,851,436	$463,886,851

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Integrity Financial Corporation

Table 12

Nonperforming Assets

($ in thousands)

	At December 31,
	2003	2002
Nonaccrual loans	$2,166	$2,442
Past due loans 90 days or more	1,723	582

Total nonperforming loans	3,889	3,024

Other real estate owned	1,271	586

Total nonperforming assets	$5,160	$3,610

Nonperforming loans as a percentage of total loans	0.84%	0.73%
Nonperforming assets as a percentage of loans and other real estate	1.11%	0.87%
Nonperforming assets as a percentage of total assets	0.82%	0.65%
Nonperforming loans as a percentage of allowance for loan losses	63.02%	52.86%

Total loans	463,887	416,296
Total loans and other real estate	465,158	416,882
Total assets	629,729	553,967
Allowance for loan losses	6,171	5,721

Integrity Financial Corporation

Table 13

Allocation of the Allowance for Loan Losses

($ in thousands)

	At December 31,
	2003	2002	2001	2000	1999
Commercial	$1,859	$1,493	$942	$1,219	$859
Real estate - construction and land development	541	520	590	272	196
Real estate - 1-4 family mortgage	796	656	498	321	318
Real estate - 5 or more families	199	171	80	—	—
Real estate - commercial mortgage	1,066	1,355	593	285	295
Loans to individuals	425	370	275	241	235
Home equity lines of credit	388	306	263	203	140

Total allocated	5,274	4,871	3,241	2,541	2,043

Unallocated	897	850	213	397	288

Total	$6,171	$5,721	$3,454	$2,938	$2,331

Integrity Financial Corporation

Table 14

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Loan outstanding at the end of the year	$463,447	$415,741	$240,321	$195,018	$145,901

Average loans outstanding during the year	$445,632	$213,924	$171,716	$129,552	$98,092

Allowance for loan losses at beginning of year	$5,721	$3,454	$2,938	$2,331	$1,997
Provision for loan losses	1,110	1,224	927	1,118	813

	6,831	4,678	3,865	3,449	2,810

Loans charged off:
Commercial	193	263	197	289	413
Real estate - construction	33	47	73	—	—
Real estate - commercial mortgage	24	—	—	55	—
Real estate - 1-4 family mortgage	278	4	12	28	—
Loans to individuals	254	276	144	170	176
Home equity lines of credit	—	—	—	13	—

Total charge-offs	782	590	426	555	589

Recoveries of loans previously charged off:
Commercial	(28)	(8)	(3)	(16)	(69)
Real estate - construction	(39)	—	(3)	—	—
Real estate - commercial mortgage	—	—	—	(16)	—
Real estate - 1-4 family mortgage	(21)	(2)	—	—	—
Loans to individuals	(34)	(22)	(9)	(12)	(41)
Home equity lines of credit	—	—	—	—	—

Total recoveries	(122)	(32)	(15)	(44)	(110)

Net charge-offs	660	558	411	511	479

Allowance recorded related to loans assumed in acquisition of Community		1,601
Allowance for loan losses at end of year	$6,171	$5,721	$3,454	$2,938	$2,331

Ratios:
Net charge-offs as a percent of average loans	-0.15%	-0.26%	-0.24%	-0.39%	-0.49%
Allowance for loan losses as a percent of loans at end of year	1.33%	1.38%	1.44%	1.51%	1.60%

Integrity Financial Corporation

Table 16 - Worksheet

Maturities of Time Deposits of $100,000 or More

($ in thousands)

	At December 31, 2003
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Catawba Valley	29,492,093	25,616,700	25,689,273	23,523,471	104,321,538
First Gaston	5,939,186	6,839,178	8,539,553	11,043,274	32,361,192

Time Deposits of $100,000 or more	$35,431,280	$32,455,878	$34,228,827	$34,566,745	$136,682,730

Table 17

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2003
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$71,860	$135,628	$207,488	$255,958	$463,446
Securities available for sale	4,612	16,807	21,419	72,536	93,955
Securities held to maturity	—	—	—	2,958	2,958
Other earning assets	14,588	—	14,588	2,256	16,844

Total interest-earning assets	$91,060	$152,435	$243,495	$333,708	$577,203

Percent of total interest-earning assets	15.78%	26.41%	42.19%	57.81%	100.00%
Cumulative percent of total interest-earning assets	15.78%	42.19%	42.19%	100.00%	100.00%

Interest-bearing liabilities
Savings, NOW and money market deposits	$37,353	$57,985	$95,338	$74,059	$169,397
Time deposits > $100,000	35,431	66,685	102,116	34,566	136,682
Other time deposits	24,165	85,166	109,331	43,740	153,071
Borrowings	13,632	9,813	23,445	34,110	57,555

	$110,581	$219,649	$330,230	$186,475	$516,705

Percent of total interest-bearing liabilities	21.40%	42.51%	63.91%	36.09%	100.00%
Cumulative percent of total interest-bearing liabilities	21.40%	63.91%	63.91%	100.00%	100.00%

Interest sensitivity gap	$(19,521)	$(67,214)	$(86,735)	$147,233	$60,498
Cumulative interest sensitivity gap	(19,521)	(86,735)	(86,735)	60,498	60,498
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-3.38%	-15.03%	-15.03%	10.48%	10.48%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	82.35%	73.73%	73.73%	111.71%	111.71%

Integrity Financial Corporation

Table 19

Capital Ratios

($ in thousands)

	At December 31,
	2003	2002
Risk-Based and Leverage Capital:
Tier 1 Capital:
Common shareholders’ equity	$62,562	$60,232
Trust preferred securities	10,000	10,000
Intangible assets	(19,493)	(19,813)
Unrealized (gains) losses on securities available for sale	(690)	(1,231)

Total Tier 1 leverage capital	52,379	49,188

Tier 2 Capital:
Allowable allowance for loan losses	6,171	5,095

Tier 2 capital additions	6,171	5,095

Total risk-based capital	$58,550	$54,283

Risk adjusted assets	486,338	407,568

Average assets	586,546	474,512

Risk-based capital ratios:
Tier 1 capital to Tier 1 risk weighted assets	10.77%	12.07%
Minimum required Tier 1 capital	4.00%	4.00%

Total risk-based capital to Tier 2 risk-based capital	12.86%	13.32%
Minimum required total risk-based capital	8.00%	8.00%

Leverage capital ratios:
Tier 1 leverage capital to average assets	8.93%	10.37%
Minimum required Tier 1 leverage capital	4.00%	4.00%

Integrity Financial Corporation

Table 20

Securities Performance Ratios

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Return on average assets	0.80%	1.11%	0.89%	1.14%	0.92%

Return on average equity	7.66%	12.16%	8.62%	10.05%	7.60%

Dividend payout ratio	15.53%	9.66%	12.63%	11.36%	17.86%

Equity to assets ratio	10.93%	10.87%	9.64%	10.70%	12.27%

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2003.

Expected Maturities of Market Sensitive Instruments Held

at December 31, 2003 in the Indicated Year

($ in thousands)

	2004	2005	2006	2007	2008	Beyond Five Years	Total	Average Interest Rate	Estimated Fair Value
FINANCIAL ASSETS
Fed funds sold	$13	$—	$—	$—	$—	$—	$13	0.95%	$13
Investment Securities	5,270	5,642	8,961	13,235	12,701	50,040	95,849	3.67%	97,080
Loans
Fixed Rate	35,187	5,990	10,514	13,475	30,902	29,063	125,131	6.81%	126,158
Variable Rate	182,029	28,549	22,387	27,808	27,630	49,912	338,315	5.05%	341,093
Total	$222,499	$40,181	$41,862	$54,518	$71,233	$129,015	$559,308	5.21%	$564,344
FINANCIAL LIABILITIES
Money market and NOW Deposits	$72,907	$31,942	$31,942	$8,151	$8,151	$16,303	$169,396	1.00%	$163,672
Time Deposits	212,537	56,783	14,227	3,030	2,364	812	289,753	2.46%	290,590
Borrowings	24,445	14,500	—	—	—	18,610	57,555	2.50%	74,472
Trust Preferred	—	—	—	—	—	10,000	10,000	5.75%	10,000
Total	$309,889	$103,225	$46,169	$11,181	$10,515	$45,725	$526,704	3.85%	538,734

Item 8 – Financial Statements

The information contained in the sections captioned “Balance Sheets”, “Statements of Operations”, “Statements of Cash Flows”, “Statements of Stockholders’ Equity”, “Notes to Financial Statements” and “Independent Auditors’ Report” in the Annual Report is incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A – Controls and Procedures

As of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K, Registrant’s management, including Registrant’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Registrant’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K, Registrant maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Part III

Item 10 – Directors and Executive Officers of the Registrant

The information contained under the section captioned “PROPOSAL 2: ELECTION OF DIRECTORS” in the Company’s definitive proxy statement dated March 22, 2004 for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Item 11 – Executive compensation

The information contained under the section captioned “PROPOSAL 2: ELECTION OF DIRECTORS – Director Compensation” and “-Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12- Security Ownership of Certain Beneficial Owners and Management

The information contained under the section captioned “Voting Securities and Beneficial Ownership Thereof” in the Proxy Statement is incorporated herein by reference.

Stock Options Plans

Set forth below is certain information regarding the Registrant’s various stock option plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by security holders	Nonstatutory: 290,754 Incentive: 365,460	$ $	9.10 8.71	0 64,163
Equity compensation plans not approved by security holders	None		None	None
Total	656,214		$9.39	64,163

Item 13 – Certain Relationships and Related Transactions

The information contained under the section captioned “Indebtedness and Transactions of Management” in the Proxy Statement is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

The information contained under the section captioned “Proposal 3: Ratifications of Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Registrant’s consolidated financial statements, including the notes thereto and independent auditors’ report thereon are set forth in the sections captioned “Balance Sheets”, “Statements of Operations”, “Statements of Cash Flows”, “Statements of Stockholders’ Equity”, “Notes to Financial Statements” and “Independent Auditors’ Report” in Registrant’s Annual Report filed herewith and are incorporated herein by reference.

No financial statement schedules are included since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto.

A list of the exhibits to this Form 10-K is set forth below and on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports Filed on Form 8-K

1.	An 8-K was filed on October 28, 2003 (reporting under Item 9) regarding Registrant’s third quarter earnings.

2.	An 8-K-A was filed on November 13, 2003 (reporting under Item 9) regarding Registrant’s third quarter earnings

(c) Exhibits

3(i)	Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

3(ii)	Bylaws of Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, March 25,1999)

10(i)	1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

10(ii)	1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission March 25, 1999)

10(iii)	Employment and Change of Control Agreement between Catawba Valley Bank and R. Steve Aaron dated May 1, 2002 (filed herewith)

10(iv)	Employment Agreement between First Gaston Bank of North Carolina and W. Alex Hall dated January 1, 2003 (filed herewith)

10(v)	Employment Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (filed herewith)

10(vi)	Confidentiality and Non-Compete Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (filed herewith)

13	2003 Annual Report to Shareholders (filed herewith)

21	List of Subsidiaries (filed herewith)

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32(i)	Certifications Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99	Proxy Statement for 2004 Annual Meeting (filed with the SEC pursuant to Rule 14a-6(b))

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: March 15, 2004	By:	/s/ R. Steve Aaron
R. Steve Aaron President and Chief Executive Officer

Date: March 15, 2004	By:	/s/ Susan B. Mikels
Susan B. Mikels Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David E. Cline	March 15,2004
David E. Cline, Director

/s/ R. Steve Aaron	March 15,2004
R. Steve Aaron, Director

/s/ Loretta Dodgen, Ph.D	March 15, 2004
Loretta Dodgen, Ph.D, Director

/s/ W. Alex Hall	March 15, 2004
W. Alex Hall, Director

/s/ Robert P. Huntley	March 15, 2004
Robert P. Huntley, Director

/s/ W. Steve Ikerd	March 15, 2004
W. Steve Ikerd, Director

/s/ H. Ray McKenney, Jr.	March 15, 2004
H.Ray McKenney, Jr

/s/ Howard L. Pruitt	March 15, 2004
Howard L. Pruitt, Director

/s/ Jack R Ferguson	March 15, 2004
Jack R. Ferguson, Director

/s/ Dwight E. Pardue	March 15, 2004
Dwight E. Pardue, Director

/s/ Ronald S Shoemaker	March 15, 2004
Ronald S. Shoemaker, Director