Form 10-Q
period 2004-03-31
INTEGRITY FINANCIAL CORP
filed 2004-05-07
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period ended

COMMISSION FILE NUMBER 000-26551

INTEGRITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2137427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 Second Street, N.W., Hickory, North Carolina	28601
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (888) 894-2483

COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

Number of shares of Common Stock outstanding as of April 30, 2004: 4,759,709.

This report contains 15 pages.

Part I.     FINANCIAL INFORMATION

Part I.    Financial Information

Item 1—Financial Statements

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003*
	(Unaudited)
ASSETS
Cash and due from banks	$4,538,968	$4,956,494
Interest-earning deposits in banks	14,540,389	11,358,976
Federal funds sold	149,767	12,648
Investment securities available for sale	95,105,722	93,956,237
Investment securities held to maturity (fair value of $3,335,298 at March 31, 2004 and $3,123,865 at December 31, 2003)	3,108,181	2,958,300
Loans	474,413,628	463,446,704
Less allowance for loan losses	(6,098,258)	(6,170,666)

Net loans	468,315,370	457,276,038
Factored accounts receivable	3,113,430	3,214,473
Stock in the Federal Home Loan Bank, at cost	2,455,300	2,255,800
Foreclosed assets	1,350,741	1,271,001
Bank premises and equipment	18,971,300	18,756,590
Other assets	5,327,900	4,842,713
Bank owned life insurance	9,300,677	9,155,561
Goodwill	17,237,789	17,237,789
Other intangible assets	2,396,928	2,476,722

Total assets	$645,912,462	$629,729,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$42,418,957	$38,809,266
Money market and NOW accounts	174,877,832	157,639,581
Savings	13,125,091	11,757,995
Time, $100,000 and over	131,756,833	136,682,729
Other time	154,176,307	153,070,300

Total deposits	516,355,020	497,959,871
Short-term borrowings	29,205,049	33,945,258
Accrued expenses and other liabilities	1,992,734	1,402,298
Long-term debt	33,914,139	33,609,615

Total liabilities	581,466,942	566,917,042

Stockholder’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized, 4,758,959 and 4,734,901 shares issued and outstanding in 2004 and 2003, respectively	4,758,959	4,734,901
Additional paid-in capital	58,965,465	58,804,916
Treasury stock	(2,691,777)	(2,691,777)
Retained earnings	2,386,104	1,267,653
Accumulated other comprehensive income	1,026,769	696,607

Total stockholders’ equity	64,445,520	62,812,300

Total liabilities and stockholders’ equity	$645,912,462	$629,729,342

*	Derived from audited consolidated financial statements.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Loans	$6,581,983	$6,632,954
Investment securities taxable	729,679	576,750
Investment securities nontaxable	144,197	119,516
Other interest and dividends	36,969	65,880

Total interest income	7,492,828	7,395,100

INTEREST EXPENSE
Time deposits, $100,000 and over	805,844	853,787
Other deposits	1,542,666	1,664,466
Borrowings	522,591	502,068

Total interest expense	2,871,101	3,020,321

Net interest income	4,621,727	4,374,779
Provision for loan losses	305,000	307,000

Net interest income after provision for loan losses	4,316,727	4,067,779

Non-interest income
Service charges on deposit accounts	594,962	627,516
Factoring operations	136,150	113,368
Mortgage operations	274,628	612,968
Brokerage operations	193,540	16,442
Gain on sale on investment securities	134,678	11,181
Other	276,717	193,786

Total non-interest income	1,610,675	1,575,261

Non-interest expenses
Compensation and employee benefits	2,369,403	2,020,589
Occupancy and equipment	796,996	501,601
Professional fees	68,651	86,835
Stationery, printing and supplies	126,950	95,955
Advertising and business promotion	88,247	61,910
Data processing fees	—	296,147
Other	855,096	722,358

Total non-interest expenses	4,305,343	3,785,395

Income before taxes	1,622,059	1,857,645
Income taxes	503,608	664,277

Net income	$1,118,451	$1,193,368

Net income per common share
Basic	$0.24$	0.26

Diluted	$0.24$	0.26

Dividends declared per common share	$0.08	$0.07

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$1,118,451	$1,193,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457,800	198,464
Amortization of intangibles	79,794	79,795
Provision for loan losses	305,000	307,000
Deferred compensation	9,249	9,249
Net gains on sales of investment securities	(134,678)	(11,181)
Net (gains) losses on sales of other assets	102,474	(2,623)
Change in assets and liabilities:
(Increase) decrease in other assets	(453,190)	925,729
Increase (decrease) in other liabilities	581,186	(1,247,870)

Net cash provided by operating activities	2,066,086	1,451,931

Cash flows from investing activities
Purchase of investment securities available for sale	(20,832,469)	(8,625,801)
Purchase of Federal Home Loan Bank stock	(199,500)	(200,000)
Proceeds from sales, maturities and calls of investment securities	20,019,337	9,043,267
Net increase in loans	(11,864,072)	(17,044,066)
Net decrease in factored accounts receivable	101,043	154,494
Purchases of premises and equipment	(513,185)	(1,023,422)
Proceeds from sale of foreclosed real estate	337,526	368,223
Purchase of bank owned life insurance	(47,831)	—

Net cash used in investing activities	(12,999,151)	(17,327,305)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	3,609,691	35,223,838
Net increase (decrease) in interest-bearing deposits	14,785,458	(18,917,189)
Net increase (decrease) in securities sold under agreements to repurchase	(240,209)	923,612
Net decrease in federal funds purchased	(11,500,000)	—
Net increase in Federal Home Loan Bank advances	6,994,524	500,000
Purchase of treasury stock	—	(1,406,244)
Proceeds from issuance of common stock	184,607	137,907

Net cash provided by financing activities	13,834,071	16,461,924

Net increase in cash and cash equivalents	2,901,006	586,550
Cash and cash equivalents, beginning of period	16,328,118	17,455,967

Cash and cash equivalents, end of period	$19,229,124	$18,042,517

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation, and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank, Integrity Securities, Inc., Community Mortgage Corporation, Catawba Valley Capital Trust I and Catawba Valley Capital Trust II, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

On April 29, 2003, at the Company’s Annual Meeting of Shareholders, the shareholders approved a name change for the Company. The name United Community Bancorp was changed to Integrity Financial Corporation. The new stock symbol for the Company’s common stock on the NASDAQ SmallCap Market is “IFCB.” The change went into effect on May 30, 2003.

NOTE B—NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. All share and per share amounts for the quarter ended March 31, 2003 have been retroactively adjusted to reflect the 10% stock dividend paid on November 15, 2003.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares used in computing basic net income per share	4,590,737	4,562,867
Effect of dilutive stock options	156,262	108,598

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,746,999	4,671,465

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C—COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, total comprehensive income, consisting solely of net income and unrealized securities gains and losses, net of taxes, was $1,448,613 and $1,280,734, respectively.

NOTE D—STOCK COMPENSATION PLANS

Statement of Financial Accounting Statements (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three Months Ended March 31,
	2004	2003
Net income as reported	$1,118,451	$1,193,368
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6,400)	(7,749)

Net income pro forma	$1,112,051	$1,185,619

Basic net income per common share
As reported	$.24	$.26
Pro forma	.24	.26
Diluted net income per common share
As reported	.24	.26
Pro forma	.23	.25

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—GUARANTEES

The Company has issued guarantees under standby letters of credit which require the Company to fund the guarantee in part or in entirety in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 10 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	March 31, 2004	December 31, 2003
Undisbursed standby letters of credit	$1,532	$1,623

NOTE F—RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Company adopted FIN 46R which resulted in the deconsolidation of the Company’s trust preferred subsidiaries, Catawba Valley Capital Trust I and Catawba Valley Capital Trust II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term debt (instead of the trust preferred securities) and the Company’s equity interests in the trusts were included in other assets. As a result, other assets and long-term debt increased by $310,000. If these trusts had been deconsolidated as of December 31, 2003, the effect on the Company’s balance sheet on that date would have been an increase in other assets of $310,000. Except for accounting treatment, the relationship between the Company and Catawba Valley Capital Trust I and Catawba Valley Capital Trust II has not changed. Catawba Valley Capital Trust I and Catawba Valley Capital Trust II continue to be wholly owned trust preferred subsidiaries of the Company, and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

During the three months ended March 31, 2004, total assets increased $16.2 million or 2.6% from $629.7 million to $645.9 million. This increase in the Company’s assets resulted primarily from an increase in our net loans outstanding of $11.0 million or 2.4% during the period. In addition, our liquid assets, consisting of cash and cash equivalents and investment securities, increased $4.2 million. This growth in the Company’s assets was funded by an $18.4 million or 3.7% increase in customer deposits during the period.

Cash and cash equivalents increased $2.9 million or 17.8% during the period. This increase resulted primarily from an increase in interest earning bank deposits of $3.2 million while cash and due from banks decreased $418,000 or 8.4%.

Investment securities grew $1.3 million during the period. The Company sold $14.1 million in securities realizing a net gain on sale of securities of $135,000 and in turn purchased $15.1 million in new securities during the quarter. Mortgage back securities and CMOs increased $3.6 million while Government Agency Bonds, Corporate Bonds and Municipals decreased $2.5 million.

Net loans receivable increased $11.0 million or 2.4% from $457.3 million to $468.3 during the period. The growth was largely due to the $6.7 million increase in our commercial loan portfolio. Residential home equity loans increased $3.8 million. The allowance for loan losses was $6.1 million at March 31, 2004, which represented 1.29% of the loan portfolio.

Customer deposits continued to be our principal funding source during first quarter of 2004 allowing us to fund the aforementioned growth in our assets. At March 31, 2004, deposits from our customers totaled $516.4 million, an increase of $18.4 million or 3.7% from $498.0 at December 31, 2003. Savings and demand deposit accounts increased by $22.2 million while time deposits decreased by $3.8 million during the period. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on higher cost time deposits.

The liquidity provided by the increased level of our customer deposits also enabled the Company to reduce our short-term borrowings and long-term debt during the period by $4.4 million, to $63.1 million at March 31, 2004. Federal funds purchased, a form of short-term borrowings, decreased by $11.5 million while Federal Home Loan Bank advances increased by $7.0 million for the period.

At March 31, 2004, total stockholder’s equity was $64.4 million, an increase of $1.6 million from December 31, 2003. Net income of $1.1 million was the primary factor for the increase. Also during the period, the Company collected $185,000 from the exercise of stock options, while unrealized gains on our investment securities, net of tax, increased $330,000 or 47.4%.

Comparison of Results of Operations for the

Three Months Ended March 31, 2004 and 2003

Net Income. Net Income for the quarter ended March 31, 2004 was $1.1 million or $.24 per basic share, as compared with net income of $1.2 million or $.26 per basic share for the three months ended March 31, 2003, a decrease of $75,000 or $.02 per basic share.

Net Interest Income. Like most financial institutions, the primary component of earnings for our banks, Catawba Valley Bank and First Gaston Bank, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earnings assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net Interest Income. Net interest income for the quarter ended March 31, 2004 was $4.6 million as compared with $4.4 million during the quarter ended March 31, 2003, an increase of $247,000. This increase resulted from the increased levels of interest earning assets during the current period. Although net interest income increased, the Company’s net interest margin actually decreased. The Federal Reserve lowered interest rates late in the second quarter of 2003. This decrease coupled with the increasing pressure from local competition to lower rates, negatively impacted the net interest margin. The Company’s net interest margin decreased from 3.34% for the quarter ended March 31, 2003 to 2.95% for the quarter ended March 31, 2004.

Provision for Loan Losses. Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from our history of operations.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience. Testing by our internal auditors and by other independent third parties contracted with to perform reviews of our loans helps to validate this process. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments based upon information available to them at the time of their examination.

The provision for loan losses was $305,000 and $307,000 for the quarters ended March 31, 2004 and 2003, respectively, resulting in a decrease of $2,000. While net loan charge-offs increased to $377,000 or .08% of average loans outstanding for the quarter ended March 31, 2004, compared to $25,000 or .01% of average loans outstanding for the same period in 2003, the change in and level of our non-performing loans during the 2004 quarter was more favorable than that during the 2003 quarter. During the quarter ended March 31, 2003, our total non-performing loans increased from $3.0 million at December 31, 2002 to $4.1 million, whereas during the current year quarter, the level of such assets decreased from $4.5 million to $3.7 million.

Our allowance for loan losses decreased slightly from $6.2 million at December 31, 2003 to $6.1 million at March 31, 2004, a decrease of $72,000. The allowance expressed as a percentage of total loans decreased from 1.33% at December 31, 2003 to 1.29% at March 31, 2004. This decrease in the level of the allowance relative to total loans resulted primarily from the decrease in the level of our non-performing loans, which decreased from $4.5 million or .97% of gross loans at December 31, 2003 to $3.7 million or .78% of gross loans at March 31, 2004. Contributing to this relationship is management’s determination that the overall quality of the loan portfolio has continued to improve.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

	March 31, 2004	December 31, 2003
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$2,534,911	$2,165,164
Past due loans 90 days or more and still accruing	1,147,187	2,290,695

	$3,682,098	$4,455,859

Non-interest income. Non-interest income was $1.6 million for the quarter ended March 31, 2004, an increase of $35,000 from March 31, 2003. Service charges on deposit accounts decreased from $628,000 during the 2003 period to $595,000, a decrease of $33,000, while income from our mortgage operations decreased $338,000 or 55%, from $613,000 during the 2003 period to $275,000 for the first quarter of 2004. This decrease in the income from our mortgage operations resulted from the decrease in the level of refinancing experienced in the current year period versus the prior year period.

These decreases were offset however, by increases in brokerage operations and gains from the sale of investment securities. During the third quarter of 2003, the Company opened a full service brokerage office. The income generated from this office contributed to the $177,000 increase in income from brokerage operations. The Company also sold several investment securities during the quarter ended March 31, 2004. Realized gains from the sale of investment securities increased from $11,000 for the period ending March 31, 2003 to $135,000 for the same period in 2004, an increase of $124,000. Income from factoring operations increased 20% from $113,000 for the quarter ended March 31, 2003 to $136,000 for the comparable period in 2004. Other non-interest income increased from $194,000 to $277,000 for the quarters ended March 31, 2003 and 2004, respectively. During 2003 the Company increased its investment in bank owned life insurance. Income generated from bank owned life insurance increased $35,000 during the 2004 quarter in comparison to the 2003 quarter.

Non-interest expense. Non-interest expense increased 13.7% or $520,000 from $3.8 million for the period ended March 31, 2003 to $4.3 million for the comparable period in 2004. This increase resulted from compensation and employee benefits and occupancy and equipment, two of the major components of non-interest expense, which when combined increased 25.5% or $644,000 from $2.5 million for the quarter ended March 31, 2003 to $3.2 million for the quarter ended March 31, 2004.

There are several factors contributing to the increase. The Company opened three new full service branches in 2003, one late in the second quarter and two more during the fourth quarter. The Company also opened a full service brokerage office, as previously discussed, during the third quarter, while also acquiring and moving into a new headquarters building during the third quarter. The Company also completed a conversion of its data processing system in the third quarter of 2003. Whereas in the past the Company’s data processing costs were comprised largely of payments to a third party provider, as result of the conversion to an in-house system, our data processing costs are now comprised mainly of compensation and equipment costs and are accordingly classified in those categories. This change resulted in the decrease in the data processing costs presented in the statement of operations of $296,000.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 31.1% for the period ended March 31, 2004 as compared to 35.7% for the period ended March 31, 2003. This decrease resulted largely from the increase in non-taxable income.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of March 31, 2004, liquid assets, consisting of cash and cash equivalents and investment securities available for sale were approximately $114.3 million, which represents 17.7% of total assets and 20.1% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $68.9 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $22.5 million. At March 31, 2004, outstanding commitments to extend credit were $1.9 million and undisbursed line of credit balances totaled $96.5 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 55.4% of the Company’s total deposits at March 31, 2004. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 25.5% of the Company’s total deposits at March 31, 2004. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

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

At March 31, 2004, both Integrity Financial Corporation and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K was filed on March 16, 2004 releasing financial results for year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: May 7, 2004	By:	/s/ R. STEVE AARON

R. Steve Aaron President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ SUSAN B. MIKELS

Susan B. Mikels Chief Financial Officer