Form 10-Q
period 2004-06-30
INTEGRITY FINANCIAL CORP
filed 2004-08-09
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Number of shares of Common Stock outstanding as of July 29, 2004; 4,849,533.

This report contains 17 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Integrity Financial Corporation

Consolidated Balance Sheets

	June 30, 2004 (Unaudited)	December 31, 2003*
ASSETS
Cash and due from banks	$10,553,577	$4,956,494
Interest-earning deposits in banks	12,514,884	11,358,976
Federal funds sold	134,749	12,648
Investment securities available for sale	89,974,906	93,956,237
Investment securities held to maturity (fair value of $3,183,972 and $3,123,865 at 2004 and 2003, respectively)	3,108,063	2,958,300

Loans	483,755,629	463,446,704
Less allowance for loan losses	(6,261,644)	(6,170,666)

Net loans	477,493,985	457,276,038
Factored accounts receivable	2,983,345	3,214,473
Stock in the Federal Home Loan Bank, at cost	2,755,000	2,255,800
Foreclosed real estate	1,293,608	1,271,001
Bank premises and equipment	19,077,764	18,756,590
Other assets	6,193,162	4,842,713
Bank owned life insurance	9,405,920	9,155,561
Goodwill	17,237,789	17,237,789
Other intangible assets	2,317,133	2,476,722

Total assets	$655,043,885	$629,729,342

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$43,360,405	$38,809,266
Money market and NOW accounts	182,885,746	157,639,581
Savings	13,326,702	11,757,995
Time, $100,000 and over	126,712,044	136,682,729
Other time	153,277,576	153,070,300

Total deposits	519,562,473	497,959,871
Short term borrowings	39,206,689	33,945,258
Long term debt	30,908,684	33,609,615
Accrued expenses and other liabilities	2,321,285	1,402,298

Total liabilities	591,999,131	566,917,042

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,849,058 and 4,734,901 shares issued and outstanding in 2004 and 2003, respectively	4,849,058	4,734,901
Additional paid-capital	59,380,271	58,804,916
Treasury stock	(3,501,822)	(2,691,777)
Retained earnings	3,341,438	1,267,653
Accumulated other comprehensive income (loss)	(1,024,191)	696,607

Total stockholders’ equity	63,044,754	62,812,300

Total liabilities and stockholders’ equity	$655,043,885	$629,729,342

*	Derived from audited consolidated financial statements

Integrity Financial Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$6,673,446	$6,618,705	$13,255,429	$13,251,659
Investment securities taxable	712,095	494,364	1,441,774	1,071,114
Investment securities nontaxable	134,512	186,990	278,709	306,506
Other interest and dividends	43,299	49,287	80,268	115,167

Total interest and dividend income	7,563,352	7,349,346	15,056,180	14,744,446

Interest expense
Time deposits, $100,000 and over	761,435	801,383	1,567,279	1,655,170
Other deposits	1,512,862	1,654,174	3,055,528	3,318,640
Borrowings	546,357	499,726	1,068,948	1,001,794

Total interest expense	2,820,654	2,955,283	5,691,755	5,975,604

Net interest income	4,742,698	4,394,063	9,364,425	8,766,842
Provision for loan losses	331,000	203,000	636,000	510,000

Net interest income after provision for loan losses	4,411,698	4,191,063	8,728,425	8,258,842

Non-interest income
Service charges on deposit accounts	596,646	693,442	1,191,608	1,320,958
Factoring operations	114,892	107,151	251,042	220,519
Mortgage operations	271,619	820,889	546,247	1,433,857
Brokerage operations	246,913	40,921	440,453	57,363
Gain(loss) on sale of investment securities	(17,544)	—	117,134	11,181
Other	249,297	172,408	526,014	366,194

Total non-interest income	1,461,823	1,834,811	3,072,498	3,410,072

Non-interest expenses
Compensation and employee benefits	2,104,899	2,140,797	4,474,302	4,161,386
Occupancy and equipment	731,030	468,462	1,528,026	970,063
Professional fees	104,601	75,137	173,252	161,972
Stationery, printing and supplies	44,686	80,372	171,636	176,327
Advertising and business promotion	107,794	79,411	196,041	141,321
Data processing	—	311,975	—	608,122
Other	880,304	828,972	1,735,400	1,551,330

Total non-interest expenses	3,973,314	3,985,126	8,278,657	7,770,521

Income before taxes	1,900,207	2,040,748	3,522,266	3,898,393
Income taxes	574,244	702,097	1,077,852	1,366,374

Net income	$1,325,963	$1,338,651	$2,444,414	$2,532,019

Net income per common share
Basic	$0.29	$0.29	$0.53	$0.55

Diluted	$0.28	$0.28	$0.52	$0.54

Dividends declared per common share	$0.08	$0.07	$0.08	$0.07

Integrity Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$2,444,414	$2,532,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	994,968	174,984
Amortization of intangibles	159,589	159,590
Provision for loan losses	636,000	510,000
Deferred compensation	22,611	12,350
Net gains on sales of investment securities	(117,133)	(11,181)
Net gains on sales of loans	(16,254)	—
Net losses on sales of other assets	112,147	15,064
Change in assets and liabilities:
(Increase) decrease in other assets	(307,670)	149,580
Increase (decrease) in other liabilities	896,376	(1,005,309)
Proceeds from sales of loans	492,659	—

Net cash provided by operating activities	5,317,707	2,537,097

Cash flows from investing activities
Purchase of investment securities available for sale	(30,001,481)	(28,858,964)
(Purchases) redemption of Federal Home Loan Bank stock	(499,200)	375,500
Proceeds from sales, maturities and calls of investment securities	30,972,337	18,621,871
Net increase in loans	(22,048,141)	(28,197,885)
Net decrease in factored accounts receivable	231,128	213,020
Purchases of premises and equipment	(924,220)	(3,270,429)
Proceeds from sale of foreclosed real estate	512,853	639,357
Purchase of bank owned life insurance	(47,831)	—

Net cash used in investing activities	(21,804,555)	(40,477,330)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	4,551,139	35,964,842
Net increase (decrease) in interest-bearing deposits	17,051,463	(3,452,737)
Net increase (decrease) in securities sold under agreements to repurchase	761,431	(329,559)
Net decrease in federal funds purchased	(11,500,000)	—
Net increase in Federal Home Loan Bank advances	12,989,069	4,989,762
Payment of cash dividend	(370,629)	(330,259)
Purchase of treasury stock	(810,045)	(1,499,049)
Proceeds from issuance of common stock	689,512	401,604

Net cash provided by financing activities	23,361,940	35,744,604
Net increase (decrease) in cash and cash equivalents	6,875,092	(2,195,629)

Cash and cash equivalents, beginning of period	16,328,118	17,455,967

Cash and cash equivalents, end of period	$23,203,210	$15,260,338

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank, Integrity Securities, Inc., Community Mortgage Corporation, Catawba Valley Capital Trust I, and Catawba Valley Capital Trust II, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and six month periods ended June 30, 2004 there were 11,997 options that were antidilutive since the exercise price exceeded the average market price for the period. There were no antidilutive options outstanding during the three and six month periods ended June 30, 2003.

Basic and diluted net income per common share has been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	4,609,508	4,129,792	4,600,122	4,138,876

Effect of dilutive stock options	110,591	128,813	132,276	121,167

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,720,099	4,258,605	4,732,398	4,260,043

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2004 and 2003, total comprehensive income (loss), consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was ($724,997) and $1,639,248, respectively.

For the six months ended June 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $723,616 and $2,919,982 respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$1,325,963	$1,338,651	$2,444,414	$2,532,019
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,242)	(7,749)	(15,642)	(15,499)

Net income pro forma	$1,316,721	$1,330,902	$2,428,772	$2,516,520

Basic net income per common share:
As reported	$0.29	$0.29	$0.53	$0.55
Pro forma	0.29	0.29	0.53	0.55
Diluted net income per common share:
As reported	0.28	0.28	0.52	0.54
Pro forma	0.28	0.28	0.51	0.54

NOTE E - GUARANTEES

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 4 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	June 30, 2004	December 31, 2003
Undisbursed standby letters of credit	$1,454	$1,623

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

During the six months ended June 30, 2004, total assets increased $25.3 million or 3.9% from $629.7 million to $655.0 million. This increase in the Company’s assets resulted primarily from an increase in our net loans outstanding of $20.2 million or 4.4% during the period. In addition, our liquid assets, consisting of cash and cash equivalents and investment securities, increased $3.0 million. This growth in the Company’s assets was partially funded by a $21.6 million or 4.3% increase in customer deposits during the period.

Cash and cash equivalents increased $6.9 million or 42.1% during the period. This increase resulted primarily from an increase in non-interest deposits in banks of $5.6 million or 112.9%. Depository institutions are required to maintain reserves for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. The increase in non-interest deposits in banks is related to an increase in the Bank’s reserve requirements. Interest earning deposits in banks increased $1.2 million or 10.2%, while vault cash decreased $466,000 or 11.0%.

Investment securities decreased $3.8 million during the period. The Company sold $17.3 million in securities realizing a net gain on sale of securities of $117,000 and in turn purchased $30.0 million in new securities. The Company had pay downs and maturities totaling $13.7 million during the period. The Company’s mark to market on investments and available for sale securities decreased $2.7 million for the period. Mortgage back securities, CMO’s and municipals increased $5.8 million while Government Agency Bonds and Corporate Bonds decreased $6.8 million.

Net loans receivable increased $20.2 million or 4.4% from $457.3 million to $477.5 during the period. The growth was largely due to the $10.0 million increase in our commercial loan portfolio. Residential home equity loans increased $6.5 million. The allowance for loan losses was $6.3 million at June 30, 2004, which represented 1.29% of the loan portfolio.

Federal Home Loan Bank stock increased $500,000 or 22.1% during the period, increasing from $2.3 million at December 31, 2003 to $2.8 million at June 30, 2004. FHLB stock ownership is a requirement for member banks that utilize the bank for borrowing funds. The percentage of stock owned by each member bank is based on the amount of outstanding borrowings.

Other assets increased $1.4 million or 27.9% during the period. This increase was primarily due to an increase in deferred tax of $935,000 caused by the change in our unrealized gains on securities. Prepaid assets increased by $174,000. This change is represented mostly by broker fees paid on deposits bought for funding purposes and an increase in prepaid maintenance agreements due to additional branches.

Customer deposits continued to be our principal funding source during the first six months of 2004 allowing us to fund the aforementioned growth in our assets. At June 30, 2004, deposits from our customers totaled $519.6 million, an increase of $21.6 million or 4.3% from $498.0 at December 31, 2003. Savings and demand deposit accounts increased by $31.4 million while time deposits decreased by $9.8 million during the period. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on higher cost time deposits.

The liquidity provided by the increased level of our customer deposits also enabled the Company to reduce our short-term borrowings and long-term debt during the period by $2.6 million, to $70.1 million at June 30, 2004. Federal funds purchased, a form of short-term borrowings, decreased by $11.5 million while Federal Home Loan Bank advances increased by $13.0 million for the period.

At June 30, 2004, total stockholder’s equity was $63.0 million an increase of $232,000 from December 31, 2003. Net income was $2.4 million for the period and the Company received $690,000 from the exercise of stock options. The Company purchased 45,000 shares of Treasury stock pursuant to a stock repurchase program, while unrealized gains on our investment securities, net of tax decreased $1.7 million or 247.0%.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

Net Income. Net Income for the quarter ended June 30, 2004 was approximately $1.3 million, or $.28 per diluted share, as compared with net income of approximately $1.3 million, or $.28 per diluted share, for the three months ended June 30, 2003, a decrease of $13,000.

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

Net interest income for the quarter ended June 30, 2004 was $4.7 million as compared with $4.4 million during the quarter ended June 30, 2004, an increase of $349,000. This increase resulted from the increased levels of interest earning assets during the current period and the Company’s continued efforts to lower their cost of funds. The Company’s net interest margin actually decreased. The Federal Reserve lowered interest rates late in the second quarter of 2003. This decrease coupled with the increasing pressure from local competition to lower rates, negatively impacted the net interest margin. The Company’s net interest margin decreased from 3.36% for the quarter ended June 30, 2003 to 3.24% for the quarter ended June 30, 2004.

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

The provision for loan losses was $331,000 and $203,000 for the quarters ended June 30, 2004 and 2003, respectively, resulting in an increase of $128,000. Net loan charge-offs were $168,000 or .04% of average loans outstanding for the quarter ended June 30, 2004, compared to $157,000 or .04% of average loans outstanding for the same period in 2003. The level of our non-performing loans during the 2004 quarter was more favorable than that during the 2003 quarter. During the quarter ended June 30, 2003, our total non-performing loans were $5.9 million, whereas during the current year quarter, total non-performing loans were $5.5 million.

Our allowance for loan losses increased slightly from $6.2 million at December 31, 2003 to $6.3 million at June 30, 2004, an increase of $91,000. The allowance expressed as a percentage of total loans decreased from 1.33% at December 31, 2003 to 1.29% at June 30, 2004. This decrease in the level of the allowance in relation to total loans resulted from management’s determination that the overall quality of the loan portfolio has continued to improve. Total non performing loans increased from $4.5 million or 0.96% of gross loans at December 31, 2003 to $5.5 million or 1.14% of gross loans at June 30, 2004. Nonaccrual loans represent $5 million of the total nonperforming loans. Seventy five percent of the nonaccrual balance is secured by real estate. With the Bank’s loan to value ratios on these loans, management expects losses, if any, to be minimal. In addition, $2.5 million of total nonaccruals are comprised of two relationships that are currently in the process of foreclosure. Management currently expects the problems associated with these two loan relationships to be resolved by yearend.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

	June 30, 2004	December 31, 2003
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$5,026,787	$2,165,164
Past due loans 90 days or more and still accruing	500,734	2,290,695

	$5,527,521	$4,455,859

Non-interest income. Non-interest income was $1.5 million for the quarter ended June 30, 2004, a decrease of $373,000 from June 30, 2003. Service charges on deposit accounts decreased from $693,000 during the 2003 period to $597,000, a decrease of $96,000 due to management’s decision to tighten overdrafts policies. Income from our mortgage operations decreased $549,000 or 66.9%, from $821,000 during the 2003 period to $272,000 for the second quarter of 2004. This decrease in the income from our mortgage operations resulted from the decrease in the level of refinancing experienced in the current year period versus the prior year period. The Company also sold several investment securities resulting in realized losses of $18,000.

These decreases were offset however, by increases in brokerage operations. During the third quarter of 2003, the Company opened a full service brokerage office. The income generated from this office contributed to the $247,000 increase in income from brokerage operations. Income from factoring operations increased 7.2% from $107,000 for the quarter ended June 30, 2003 to $115,000 for the comparable period in 2004. Other non-interest income increased from $172,000 to $249,000 for the quarters ended June 30, 2003 and 2004, respectively. During 2003 the Company increased its investment in bank owned life insurance. Income generated from bank owned life insurance increased $147,000 during the 2004 quarter in comparison to the 2003 quarter.

Non-interest expense. Non-interest expense decreased $12,000 compared to the period ended June 30, 2003. Compensation and employee benefits and occupancy and equipment, two of the major components of non-interest expense, when combined, increased 8.7% or $227,000 from $2.6 million for the quarter ended June 30, 2003 to $2.8 million for the quarter ended June 30, 2004. The Company completed a conversion of its data processing system in the third quarter of 2003. Whereas in the past the Company’s data processing costs were comprised largely of payments to a third party provider, as result of the conversion to an in-house system, our data processing costs are now comprised mainly of compensation and equipment costs and are accordingly classified in those categories. This change resulted in the decrease in the data processing costs presented in the statement of operations of $312,000.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 30.2% for the period ended June 30, 2004 as compared to 34.4% for the period ended June 30, 2003. This decrease resulted largely from an increase in non-taxable income related to the increase in the Bank’s investment in bank owned life insurance.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

Net Income. Net income for the six months ended June 30, 2004 was $2.4 million or $.52 per diluted share, as compared with net income of $2.5 million or $.54 per diluted share for the six months ended June 30, 2003, a decrease of $88,000.

Net Interest Income. Net interest income for the six months ended June 30, 2004 was $9.4 million as compared with $8.8 million during the quarter ended June 30, 2003, an increase of $596,000. The Company’s net interest margin decreased from 3.41% for the six months ended June 30, 2003 to 3.23% for the six months ended June 30, 2004.

Provision for Loan Losses. The provision for loan losses was $636,000 and $510,000 for the six months ended June 30, 2004 and 2003, respectively, resulting in an increase of $126,000. Net loan charge-offs increased to $545,000 or .12% of average loans outstanding for the six months ended June 30, 2004, compared to $179,000 or .04% of average loans outstanding for the same period in 2003.

Non-interest income. Non interest income was $3.1 million for the six months ended June 30, 2004, a decrease of $338,000 or 9.9% from the comparable period in 2003. The primary factor for this decrease was a reduction in mortgage operations of $888,000. Income from mortgage operations was $546,000 for the six months ended June 30, 2004, compared to $1.4 million for the same period of 2003. This decrease in our mortgage operations income resulted from the decrease in the level of refinancing from the prior year to the current year. Service charges on deposit accounts also decreased $129,000, from $1.3 million for the six months ending June 30, 2003 to $1.2 million for the same period in 2004 due to management’s decision to tighten the Company’s overdraft policies.

These decreases were offset by increases in income from brokerage operations of $383,000 and gains on sales of investment securities of $117,000. During the third quarter of 2003, the Company opened a full service brokerage office. Income from factoring operations increased 13.8% from $221,000 for the six months ended June 30, 2003 to $251,000 for the comparable period in 2004. Other non-interest income also increased 43.6% for the period. The primary factor related to this increase was the aforementioned bank owned life insurance purchase in 2003.

Non-interest expense. Non-interest expense increased $508,000 from $7.8 million for the six months ended June 30, 2003 to $8.3 million for the same period ended June 30, 2004. Compensation and employee benefits and occupancy and equipment, two of the major components of non-interest expense, when combined, increased 17.0% or $871,000 from $5.1 million for the six months ended June 30, 2003 to $6.0 million for the quarter ended June 30, 2004.

There are several factors contributing to the increase. The Company opened three new full service branches in 2003, one late in the second quarter and two more during the fourth quarter. The Company also opened a full service brokerage office, as previously discussed during the third quarter, while also acquiring and moving into a new headquarters building during the third quarter. The Company also completed a conversion of its data processing system in the third quarter of 2003. Whereas in the past the Company’s data processing costs were comprised largely of payments to a third party provider, as result of the conversion to an in-house system, our data processing costs are now comprised mainly of compensation and equipment costs and are accordingly classified in those categories. The data processing conversion resulted in the decrease in the data processing costs presented in the statement of operations of $608,000.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 30.6% for the period ended June 30, 2004 as compared to 35.1% for the period ended June 30, 2003. This decrease resulted largely from an increase in non-taxable income.

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

As of June 30, 2004, liquid assets, consisting of cash and cash equivalents and investment securities were approximately $113.0 million, which represents 17.3% of total assets and 19.2% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $64.6 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $22.5 million. At June 30, 2004, outstanding commitments to extend credit were $1.9 million and undisbursed line of credit balances totaled $117.8 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 53.9% of the Company’s total deposits at June 30, 2004. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 24.4% of the Company’s total deposits at June 30, 2004. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

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

At June 30, 2004, both Integrity Financial Corporation and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

The Company’s market risk profile has not changed significantly since December 31, 2003. See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004, for additional analysis of the Company’s market risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

e. Item 703 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

	Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(,c) total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
Month #1 4/1/04 to 4/30/04	1	—	—	—	50,000 shares
Month #2 5/1/04 to 5/31/04	2	13,000	18.57	—	37,000 shares
Month #3 6/1/04 to 6/30/04	3	32,000	17.77	—	5,000 shares

Total		45,000	18.00	—	5,000

The stock was purchased under the Company’s repurchase plan, in which the Board of Directors authorized a total of 50,000 shares to be repurchased on January 21, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 27, 2004. Of the 4,573,240 shares entitled to vote at the meeting, 3,419,263 shares voted. The following matters were voted on at the meeting:

1.	Election of Directors.

R. Steve Aaron, Loretta P. Dodgen and W. Steve Ikerd were all re-elected to three-year terms to the Board of Directors. Carl G. Yale, a new nominee for director, was elected to a two-year term. The following directors’ terms continued after the Annual Meeting: David E. Cline, W. Alex Hall, Jr., Robert P. Huntley, H. Ray McKenney, Jr., Dwight Pardue, Howard L. Pruitt and Ronald S. Shoemaker.

The directors elected at the Annual Meeting received the following votes for and withheld:

Director	Votes For	Votes Withheld
R. Steve Aaron	3,423,622.2959	34,135.8444
Loretta P. Dodgen	3,423,622.2959	34,135.8444
W. Steve Ikerd	3,423,622.2959	34,135.8444
Carl G. Yale	3,423,622.2959	34,135.8444

2.	Amendment to 1996 Incentive Stock Option Plan.

A proposal to approve an amendment to the Company’s 1996 Incentive Stock Option Plan increasing the number of options available for issuance under the plan by 250,000 shares was approved, with 2,159,609.956 shares voted in favor, 260,682.7424 shares voted against and 15,726.4419 shares abstaining.

3.	Ratification of Independent Auditor.

A proposal to ratify the appointment of Dixon Hughes PLLC as the Company’s independent auditor for the year ending December 31, 2004 was approved with 3,439,136.3485 shares voted in favor, 11,003.5673 shares voted against and 7,618.2245 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A Form 8-K was filed on April 29, 2004, reporting first quarter earnings.

A Form 8-K was filed on April 20, 2004, reporting the Company’s semi-annual cash dividend payment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: August 9, 2004	By:	/s/ R. Steve Aaron
R. Steve Aaron
President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Susan B. Mikels
Susan B. Mikels
Chief Financial Officer
(Principal Accounting Officer)