Form 10-Q
period 2004-09-30
INTEGRITY FINANCIAL CORP
filed 2004-11-23
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Number of shares of Common Stock outstanding as of November 23, 2004; 4,864,998.

This report contains 18 pages.

Part I. Financial Information

Item 1 - Financial Statements

Integrity Financial Corporation

Consolidated Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003*

Assets
Cash and due from banks	$11,465,470	$4,956,494
Interest-earning deposits in banks	9,218,254	11,358,976
Federal funds sold	—	12,648
Investment securities available for sale	94,984,383	93,956,237
Investment securities held to maturity (fair value of $3,881,367 and $2,979,405 at 2004 and 2003, respectively)	4,042,253	2,958,300
Loans	499,723,395	463,446,704
Less allowance for loan losses	(10,537,332)	(6,170,666)

Net loans	489,186,063	457,276,038
Factored accounts receivable	3,076,814	3,214,473
Stock in the Federal Home Loan Bank, at cost	2,679,800	2,255,800
Foreclosed real estate	2,786,086	1,271,001
Bank premises and equipment	19,557,970	18,756,590
Other assets	5,345,161	4,842,713
Bank owned life insurance	9,503,989	9,155,561
Goodwill	17,237,789	17,237,789
Other intangible assets	2,237,339	2,476,722

Total assets	$671,321,371	$629,729,342

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$45,403,172	$38,809,266
Money market and NOW accounts	182,989,146	157,639,581
Savings	12,877,338	11,757,995
Time, $100,000 and over	140,772,876	136,682,729
Other time	160,778,824	153,070,300

Total deposits	542,821,356	497,959,871
Short term borrowings	35,624,875	33,945,258
Long term debt	28,903,118	33,609,615
Accrued expenses and other liabilities	1,101,480	1,402,298

Total liabilities	608,450,829	566,917,042

Stockholders’ equity:
Preferred stock, not par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,861,998 and 4,734,901 shares issued and outstanding in 2004 and 2003, respectively	4,861,998	4,734,901
Additional paid in capital	59,500,616	58,804,916
Treasury stock	(3,892,948)	(2,691,777)
Retained earnings	2,218,922	1,267,653
Accumulated other comprehensive income	181,954	696,607

Total stockholders’ equity	62,870,542	62,812,300

Total liabilities and stockholders’ equity	$671,321,371	$629,729,342

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of the financial statements.

Integrity Financial Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$7,986,656	$6,518,172	$21,242,085	$19,769,831
Taxable investment securities	745,059	598,246	2,186,833	1,669,360
Tax-exempt investment securities	146,859	125,391	425,568	431,897
Other interest and dividends	45,151	43,518	125,419	158,685

Total interest and dividend income	8,923,725	7,285,327	23,979,905	22,029,773

Interest expense
Time deposits, $100,000 and over	804,446	832,434	2,371,725	2,487,604
Other deposits	1,577,416	1,576,236	4,632,944	4,894,876
Short term borrowings	319,593	76,264	495,787	264,616
Long term debt	687,999	447,493	1,580,753	1,260,935

Total interest expense	3,389,454	2,932,427	9,081,209	8,908,031

Net interest income	5,534,271	4,352,900	14,898,696	13,121,742
Provision for loan losses	4,485,000	262,000	5,121,000	772,000

Net interest income after provision for loan losses	1,049,271	4,090,900	9,777,696	12,349,742

Non-interest income
Service charges on deposit accounts	658,614	734,246	1,850,222	2,055,204
Factoring operations	95,160	186,571	346,202	407,090
Mortgage operations	263,406	598,469	809,653	2,032,326
Gain (loss) on sale of investment securities	(12,693)	69,666	104,441	80,847
Other	42,767	223,886	1,009,234	647,443

Total non-interest income	1,047,254	1,812,838	4,119,752	5,222,910

Non-interest expenses
Compensation and employee benefits	2,199,054	2,210,113	6,673,356	6,371,499
Occupancy and equipment	713,002	620,930	2,241,028	1,590,993
Professional fees	135,604	187,385	308,856	349,357
Printing and supplies	92,567	126,515	264,203	302,842
Advertising and business promotion	88,853	125,473	284,894	266,794
Data processing	—	356,069	—	964,191
Other	812,620	505,328	2,548,020	2,056,658

Total non-interest expenses	4,041,700	4,131,813	12,320,357	11,902,334

Income before taxes	(1,945,175)	1,771,925	1,577,091	5,670,318
Income taxes	(822,660)	610,812	255,192	1,977,186

Net income (loss)	$(1,122,515)	$1,161,113	$1,321,899	$3,693,132

Net income (loss) per common share
Basic	$(0.23)	$0.23	$0.28	$0.76

Diluted	$(0.23)	$0.22	$0.28	$0.74

Dividends declared per common share	$—	$0.06	$0.08	$0.13

The accompanying notes are an integral part of the financial statements.

Integrity Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$1,321,899	$3,693,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,449,363	1,757,707
Amortization of intangibles	239,383	239,384
Provision for loan losses	5,121,000	772,000
Deferred compensation	44,201	12,525
Net increase in cash surrender value of life insurance	(300,597)	(309,721)
Net gains on sales of investment securities	(104,441)	(80,847)
Net gains on sales of loans	(32,700)	—
Net losses on sales of other assets	179,782	16,091
Change in assets and liabilities:
(Increase) decrease in other assets	(290,829)	2,454,770
Increase (decrease) in other liabilities	(35,019)	(1,104,677)

Net cash provided by operating activities	7,592,042	7,450,364

Cash flows from investing activities
Purchases of investment securities available for sale	(39,061,920)	(43,529,657)
(Purchases) redemption of Federal Home Loan Bank stock	(424,000)	325,900
Proceeds from sales, maturities and calls of investment securities	35,884,553	32,433,814
Proceeds from sales of loans	992,229	—
Net increase in loans	(40,841,159)	(30,916,422)
Net decrease in factored accounts receivable	137,659	1,090,543
Purchases of premises and equipment	(1,685,323)	(4,304,331)
Proceeds from sale of foreclosed real estate	1,033,755	1,178,330
Purchase of bank owned life insurance	(47,831)	(4,188,566)

Net cash used in investing activities	(44,012,037)	(47,910,389)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	6,593,906	8,839,410
Net increase (decrease) in interest-bearing deposits	38,267,579	30,431,729
Net increase (decrease) in securities sold under agreements to repurchase	179,617	(9,573)
Net decrease in federal funds purchased	(11,500,000)	—
Net increase in Federal Home Loan Bank advances	7,983,503	5,984,624
Payment of cash dividend	(370,629)	(661,826)
Purchase of treasury stock	(1,201,171)	(1,499,049)
Proceeds from issuance of common stock	822,796	411,473

Net cash provided by financing activities	40,775,601	43,496,788

Net increase(decrease) in cash and cash equivalents	4,355,606	3,036,763

Cash and cash equivalents at beginning of period	16,328,118	17,455,967

Cash and cash equivalents at end of period	$20,683,724	$20,492,730

The accompanying notes are an integral part of the financial statements.

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank, Integrity Securities, Inc., and Community Mortgage Corporation, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and nine month periods ended September 30, 2004 there were 11,997 options that were antidilutive since the exercise price exceeded the average market price for the period. There were no antidilutive options outstanding during the three and nine month periods ended September 30, 2003.

Basic and diluted net income per common share has been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	4,859,000	5,014,539	4,687,045	4,852,877
Effect of dilutive stock options	—	161,619	96,942	151,075

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,859,000	5,176,158	4,783,987	5,003,952

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $83,632 and $151,469 respectively.

For the nine months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $807,246 and $3,071,451 respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net (loss) income as reported	$(1,122,515)	$1,161,113	$1,321,899	$3,693,132
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7,821)	(7,749)	(23,463)	(23,248)

Net income pro forma	$(1,130,336)	$1,153,364	$1,298,436	$3,669,884

Basic net income per common share:
As reported	$(0.23)	$0.23	$0.28	$0.76
Pro forma	(0.23)	0.23	0.28	0.76
Diluted net income per common share:
As reported	(0.23)	0.22	0.28	0.74
Pro forma	(0.23)	0.22	0.27	0.73

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE E - GUARANTEES

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 4 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	September 30, 2004	December 31, 2003
Undisbursed standby letters of credit	$1,375	$1,623

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

During the nine months ended September 30, 2004, total assets increased $41.6 million or 6.6% from $629.7 million to $671.3 million. This increase in the Company’s assets resulted primarily from an increase in our net loans outstanding of $31.9 million or 7.0% during the period. In addition, our liquid assets, consisting of cash, cash equivalents and investment securities, increased $6.5 million. This growth in the Company’s assets was funded by a $44.9 million or 9.0% increase in customer deposits during the period.

Cash and cash equivalents, consisting of cash and due from banks, interest-earning deposits in banks and federal funds sold, increased $4.4 million or 26.7% during the period. This increase resulted primarily from an increase in non-interest bearing deposits in banks of $5.2 million. The increase in non-interest deposits in banks is related to an increase in the Bank’s reserve requirements. Depository institutions are required to maintain reserves for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. Interest-earning deposits in banks decreased $2.1 million, while vault cash remained essentially unchanged.

Investment securities increased $2.1 million during the period. The Company sold $18.1 million in securities, realizing a net gain on sale of securities of $104,000, and received proceeds from pay downs and maturities totaling $17.8 million. These funds were applied toward the purchase of $39.1 million in new securities during the period.

Net loans receivable increased $31.9 million or 7.0% from $457.3 million to $489.2 during the period. The growth was largely due to a $30.0 million increase in volume from our commercial loan portfolio. Residential home equity loans increased $7.3 million. The allowance for loan losses was increased to $10.5 million at September 30, 2004, which represented 2.11% of the loan portfolio.

Federal Home Loan Bank stock increased $424,000 or 18.8% during the period, increasing from $2.3 million at December 31, 2003 to $2.7 million at September 30, 2004. FHLB stock ownership is a requirement for member banks that utilize the bank for borrowing funds. The percentage of stock owned by each member bank is based on the amount of outstanding borrowings.

Other assets increased $500,000 or 10.4% during the period. This increase was primarily due to an increase in prepaid assets of $239,000. This change is represented mostly by broker fees paid on deposits bought for funding purposes and an increase in prepaid maintenance agreements due to additional branches. Deferred tax assets also increased by $212,000 as a result of the change in our unrealized gains on securities.

Customer deposits continued to be our principal funding source during the first nine months of 2004 allowing us to fund the aforementioned growth in our assets. At September 30, 2004,

deposits from our customers totaled $542.8 million, an increase of $44.9 million or 9.0% from $498.0 at December 31, 2003. Savings and demand deposit accounts increased by $33.1 million and time deposits increased by $11.8 million during the period. The Company is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on higher cost time deposits.

The liquidity provided by the increased level of our customer deposits also enabled the Company to reduce our combined short-term borrowings and long-term debt during the period by $3.0 million, to $64.5 million at September 30, 2004. Federal funds purchased, a form of short-term borrowings, decreased by $11.5 million while Federal Home Loan Bank advances increased by $8.0 million for the period.

At September 30, 2004, total stockholder’s equity was $62.9 million, an increase of $58,000 December 31, 2003. Net income was $1.3 million for the period and the Company received $823,000 from the exercise of stock options. The Company purchased 67,600 shares of its stock pursuant to a stock repurchase program, while unrealized gains on our investment securities, net of tax, decreased $515,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

Net Income (loss). The net loss for the quarter ended September 30, 2004 was approximately $1.1 million, or ($.23) per diluted share, as compared with net income of approximately $1.2 million, or $.22 per diluted share, for the three months ended September 30, 2003, a decrease of $2.3 million. This decrease resulted principally from a decrease of $3.0 million in net interest income after the provision of loan losses, as an increase of $1.2 million in net interest income was offset by an increase of $4.2 million in the provision for loan losses.

Net Interest Income. Like most financial institutions, the primary component of earnings for our banks, Catawba Valley Bank and First Gaston Bank of North Carolina, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities and margin refers to net interest income divided by average interest-earnings assets. Margin is influenced by the level and relative mix of interest earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the quarter ended September 30, 2004 was $5.5 million as compared with $4.4 million during the quarter ended September 30, 2003, an increase of $1.2 million. This increase resulted from the increased levels of interest earning assets during the current period and the Company’s continued efforts to lower their cost of funds. The Federal Reserve lowered interest rates late in the second quarter of 2003 but began to increase interest rates during the second quarter of 2004. As a result, the Company’s net interest margin was able to regain some ground in the third quarter. The Company’s net interest margin increased from 3.29% for the quarter ended September 30, 2003 to 3.70% for the quarter ended September 30, 2004.

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

The provision for loan losses was $4,426,000 and $262,000 for the quarters ended September 30, 2004 and 2003, respectively, an increase of $4.2 million. Our allowance for loan losses increased from $6.2 million at December 31, 2003 to $10.5 million at September 30, 2004, an increase of $4.3 million. The allowance expressed as a percentage of total loans increased from 1.33% at December 31, 2003 to 2.11% at September 30, 2004. This significant increase in the provision for loan losses resulted because during the quarter ended September 30, 2004, management identified several significant loan relationships for which additional evaluation was deemed necessary. Management undertook an extensive review of these loans, which included assistance from an independent third party, in order to assess the adequacy of the specific allowances provided for each of these loans. Management was not able to sufficiently complete this process prior to the due date of this quarterly report on Form 10-Q, therefore resulting in the late filing of this report. This additional evaluation has now been completed; resulting in the recording of an additional provision for loan losses during the quarter ended September 30, 2004 of $4.1 million. Management believes that this additional evaluation of the Company’s allowance for loan losses has resulted in an adequate level of the allowance as of September 30, 2004. Total non-performing loans increased from $4.5 million or .96% of gross loans at December 31, 2003 to $5.2 million or 1.05% of gross loans at September 30, 2004. Nonaccrual loans represent $3.5 million of the total nonperforming loans. Seventy five percent of these nonaccrual balances are secured by real estate and are in the process of being transferred to foreclosed real estate. Given the Company’s loan to value ratios on these loans, management expects losses, if any, to be minimal.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more as of the dates indicated:

	September 30, 2004	December 31, 2003
Loans contractually past due 90 days or more and/or on non accrual status;
Nonaccrual loans	$3,515,539	$2,165,164
Past due loans 90 days or more and still accruing	1,716,578	2,290,695

	$5,232,117	$4,455,859

Non-interest income. Non-interest income was $1.0 million for the quarter ended September 30, 2004, a decrease of $766,000 from September 30, 2003. Service charges on deposit accounts decreased from $734,000 during the 2003 period to $659,000, a decrease of $75,000 due to management’s decision to tighten overdraft policies. Income from factoring operations decreased 49.0% from $187,000 for the quarter ended September 30, 2003 to $91,000 for the comparable period in 2004. Income from our mortgage operations decreased $335,000 or 56.0%, from $598,000 during the 2003 period to $263,000 for the third quarter of 2004. This decrease in the income from our mortgage operations resulted from the decrease in the level of refinancing experienced in the current year period versus the prior year period. The Company also sold several investment securities resulting in realized losses of $13,000.

Other non-interest income decreased from $224,000 to $43,000 for the quarters ended September 30, 2003 and 2004, respectively. During 2003 the Company increased its investment in bank owned life insurance. Income generated from bank owned life insurance increased $147,000 during the 2004 quarter in comparison to the 2003 quarter. This increase was offset by a loss on the sale of OREO property of $79,000 and a reclassification of loan fees from other income to interest income of $200,000.

Non-interest expense. Non-interest expense decreased $90,000 compared to the period ended September 30, 2003. Compensation and employee benefits and occupancy and equipment, two of the major components of non-interest expense, when combined, increased by 2.9% or $81,000 from $2.8 million for the quarter ended September 30, 2003 to $2.9 million for the quarter ended September 30, 2004. The Company completed a conversion of its data processing system in the third quarter of 2003. Whereas in the past the Company’s data processing costs were comprised largely of payments to a third party provider, as result of the conversion to an in-house system, our data processing costs are now comprised mainly of compensation and equipment costs and are accordingly classified in those categories. This change resulted in the decrease in the data processing costs presented in the statement of operations of $356,000.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 34.5% for the quarter ended September 30, 2003 while during the quarter ended September 30, 2004, the Company recorded an income tax benefit of $823,000. This income tax benefit during the 2004 period resulted principally from the aforementioned increase in the provision for loan losses during the period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Net Income. Net income for the nine months ended September 30, 2004 was $1.3 million or $.28 per diluted share, as compared with net income of $3.7 million or $.74 per diluted share for the nine months ended September 30, 2003, a decrease of $2.4 million, or $.46 per share.

Net Interest Income. Net interest income for the nine months ended September 30, 2004 was $14.9 million as compared with $13.1 million during the quarter ended September 30, 2003, an increase of $1.8 million. The Company’s net interest margin increased from 3.30% for the nine months ended September 30, 2003 to 3.32% for the nine months ended September 30, 2004.

Provision for Loan Losses. The provision for loan losses was $5.1 million and $772,000 for the nine months ended September 30, 2004 and 2003, respectively, resulting in an increase of $4.3 million. This increase in the level of the provision for loan losses resulted from the additional provision of $4.1 million recorded by the Company during the third quarter. See the discussion of the results of operations for the three months ended September 30, 2004 and 2003 for additional discussion of the reasons for this increase in the provision for loan losses. Net loan charge-offs increased to $754,332 or .16% of average loans outstanding for the nine months ended September 30, 2004, compared to $298,588 or .07% of average loans outstanding for the same period in 2003.

Non-interest income. Non-interest income was $4.1 million for the nine months ended September 30, 2004, a decrease of $1.3 million or 21.1% from the comparable period in 2003. The primary reason for this decrease was a reduction in mortgage operations of $1.2 million. Income from mortgage operations was $810,000 for the nine months ended September 30, 2004, compared to $2.0 million for the same period of 2003. This decrease in our mortgage operations income resulted from the decrease in the level of refinancing from the prior year to the current year. Service charges on deposit accounts also decreased $205,000, from $2.1 million for the nine months ending September 30, 2003 to $1.9 million for the same period in 2004 due to management’s decision to tighten the Company’s overdraft policies.

These decreases were offset by increases in gains on sales of investment securities of $104,000 and income from a full service brokerage operation of $45,000, which the Company opened in third quarter of 2003. Income from factoring operations decreased 15.0% from $407,000 for the nine months ended September 30, 2003 to $346,000 for the comparable period in 2004. Other non-interest income also increased 55.9% for the period. The primary factor related to this increase was the aforementioned bank owned life insurance purchase in 2003.

Non-interest expense. Non-interest expense increased $418,000 from $11.9 million for the nine months ended September 30, 2003 to $12.3 million for the same period ended September 30, 2004. Compensation and employee benefits and occupancy and equipment, two of the major components of non-interest expense, when combined, increased 12.0% or $952,000 from $8.0 million for the nine months ended September 30, 2003 to $8.9 million for the quarter ended September 30, 2004.

There are several factors contributing to the increase. The Company opened three new full service branches in 2003, one late in the second quarter and two more during the fourth quarter. The Company also opened a full service brokerage office, as previously discussed during the third quarter, while also acquiring and moving into a new headquarters building during the third quarter. The Company also completed a conversion of its data processing system in the third quarter of 2003. Whereas in the past the Company’s data processing costs were comprised largely of payments to a third party provider, as result of the conversion to an in-house system, our data processing costs are now comprised mainly of compensation and equipment costs and are accordingly classified in those categories. The data processing conversion resulted in the decrease in the data processing costs presented in the statement of operations of $964,000.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 16.2% for the nine-month period ended September 30, 2004 as compared to 34.9% for the period ended September 30, 2003. This decrease resulted because the previously discussed increase in our provision for loan losses caused the Company’s non-taxable income during the current nine-month period to comprise a much larger portion of income before income taxes.

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

As of September 30, 2004, liquid assets, consisting of cash and cash equivalents and investment securities were approximately $120.0 million, which represents 17.7% of total assets and 19.7% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $61.3 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $23.0 million. At September 30, 2004, outstanding commitments to extend credit were $4.2 million and undisbursed line of credit balances totaled $111.4 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 55.6% of the Company’s total deposits at September 30, 2004. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 25.9% of the Company’s total deposits at September 30, 2004. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

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

At September 30, 2004, both Integrity Financial Corporation and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. These disclosures and procedures are designed to provide that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

Subsequent to release of the Company’s results of operations for the nine months ended September 30, 2004 by means of a press release and Current Report on Form 8-K filed with the SEC on November 2, 2004, the president and chief executive officer of one of the Company’s subsidiary banks, who also served as president and chief executive officer of the Company, was removed from that position. On November 19, 2004, he resigned all positions with the Company including serving as president and chief executive officer and a member of the Board of Directors of the Company and a member of the Board of Directors of the Company’s subsidiary bank for which he had previously served as president and chief executive officer. Subsequent to his removal as president and chief executive officer of one of the Company’s subsidiary banks, a review was conducted of the former president and chief executive officer’s lending relationships with certain borrowers. That review was under the supervision of the Chairman of the Company’s Audit Committee (who also serves as the Chairman of the Bank’s Audit Committee), and was assisted by the Bank’s internal auditor with the participation of the Company’s independent auditing firm. Subsequent to November 19, 2004, the Company’s new interim chief executive officer and the chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures. The disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s desired disclosure control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company has begun extensive efforts to support management’s evaluation of the Company’s internal control over financial reporting. Although this process is not complete, potential deficiencies with the Company’s internal controls are being identified and evaluated for significance and remediation as necessary. As part of this effort, the Company has determined that its controls over the identification of delinquent loans needed enhancement. Accordingly, the Company has developed extensive procedures to identify on a monthly basis any loan that has been modified as to principal terms or had its due date extended or otherwise changed from the original terms and conditions. This reporting procedure will also show the number of times a loan has been modified since inception. The Company will embark on an education and continuing re-education program for all loan officers and employees related to the risk rating system and will initiate more frequent internal loan reviews.

During the fiscal quarter ended September 30, 2004, there have been no changes, other than those noted above, in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based upon the foregoing evaluation, the Company’s interim president and chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level as of the end of the period covered by this report.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

e. Item 703 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

	Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
Month #1
7/1/04 to 7/31/04	1	5,000	17.52	—	25,000 shares
Month #2
8/1/04 To 8/31/04	2	11,600	18.57	—	13,400 shares
Month #3
9/1/04 to 9/30/04	3	6,000	17.77	—	7,400 shares

Total		22,600	18.00	—	7,400

The stock was purchased under the Company’s repurchase plan, in which the Board of Directors authorized a total of 50,000 shares to be repurchased on January 21, 2004. An additional 25,000 shares were authorized to be repurchased on July 21, 2004.

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

INTEGRITY FINANCIAL CORPORATION

Date: November 23, 2004	By:	/s/ W. Alex Hall, Jr.
W. Alex Hall, Jr.
President and Chief Executive Officer (Interim)

Date: November 23, 2004	By:	/s/ Susan B. Mikels
Susan B. Mikels
Chief Financial Officer
(Principal Accounting Officer)