Form 10-K
period 2004-12-31
INTEGRITY FINANCIAL CORP
filed 2005-03-31
CIK 1082471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $70,597,543.

Number of shares of Common Stock outstanding as of March 30, 2005: 4,692,406

Documents Incorporated by Reference.

None.

Part I

Item 1 – BUSINESS

Integrity Financial Corporation (the “Registrant” or the “Company”) is a North Carolina corporation headquartered in Hickory, North Carolina. It was organized on June 30, 1998 and is registered with the Board of Governors of the Federal Reserve System as the bank holding company for two North Carolina chartered commercial banks: Catawba Valley Bank headquartered in Hickory, North Carolina and First Gaston Bank of North Carolina headquartered in Gastonia, North Carolina. On December 31, 2002, pursuant to an Agreement and Plan of Merger the Registrant acquired Community Bancshares, Inc, the holding company for Northwestern National Bank located in Wilkesboro, North Carolina. Northwestern National Bank was merged into the Registrant’s wholly-owned subsidiary Catawba Valley Bank, and its former branches are doing business under the name “Northwestern Bank a Division of Catawba Valley Bank.” This transaction was accounted for under the purchase method of accounting. The Registrant also has four other wholly-owned subsidiaries, Integrity Securities, Inc., Catawba Valley Capital Trust I, Catawba Valley Capital Trust II and Community Mortgage, Inc. Catawba Valley Bank opened for business on November 1, 1995 and First Gaston Bank opened for business on July 11, 1995. Catawba Valley Bank and First Gaston Bank are collectively referred to herein as the “Banks”. Deposits in the Banks are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC).

On March 16, 1999, the Registrant formed Valley Financial Services, Inc. Its principal business activities are the sale, as agent, of various insurance products and the provision of nontraditional banking services. In the third quarter of 2003, Valley Financial Services opened a full service securities brokerage office and changed its name to “Integrity Securities, Inc.”

The Registrant formed Catawba Valley Capital Trust I and Catawba Valley Capital Trust II in December 2002. These trusts were formed to facilitate the issuance of trust preferred securities. The trusts are statutory business trusts formed under the laws of the State of Delaware. All common securities of each of the trusts are owned by the Registrant.

Community Mortgage, Inc. is also a wholly-owned subsidiary of the Registrant. Community Mortgage was a wholly-owned subsidiary of Community Bancshares, Inc. which the Registrant acquired on December 31, 2002. This subsidiary is inactive at this time.

Catawba Valley Bank engages in general banking business in the City of Hickory and portions of eight North Carolina counties: Alexander, Ashe, Burke, Caldwell, Catawba, Iredell, Watauga, and Wilkes. Its operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located in its market area. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank’s lending activities include making commercial loans to individuals and small- to medium-sized businesses located primarily in its market area for various business purposes and various consumer loans to individuals, including installment loans, equity lines of credit, overdraft checking credit and credit cards. Also, the Bank makes residential mortgage loans to its customers, which the Bank then sells to another mortgage lender. The Bank issues ATM cards which allow its customers to access their deposit accounts at the automated teller machines of other banks that are linked to the STAR system and to execute point of sale transactions at various merchants. The Bank provides Internet and electronic banking services for its customers. The Bank does not provide trust services or leasing services, except through a correspondent bank.

Catawba Valley Bank operates twelve full service offices. The Bank’s main office is located at 1039 Second Street, NE, in Hickory, which is in Catawba County. The Bank has three other locations in Catawba County, three locations in Wilkes County, two locations in Iredell County and one location each in Alexander, Ashe and Watauga counties. The Bank also operates a mortgage loan office in Hickory.

First Gaston Bank engages in the general banking business in the City of Gastonia and the surrounding areas of Gaston County. The Bank operates for the primary purpose of serving the banking needs of the customers in its market area. The Bank offers a wide range of banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, Individual Retirement Accounts and other related business and individual banking services. The Bank’s lending activities consist of commercial, installment, personal and home equity loans to individuals and small-to-medium size businesses located primarily within its market area.

The Bank also originates mortgage loans and then sells them to another mortgage lender. The Bank issues ATM cards for its customers’ use and also provides Internet and electronic banking services for its customers.

First Gaston Bank operates five full services offices. The Bank’s main office is located at 804 South New Hope Road in Gastonia. The Bank has one location each in the towns of Belmont, Dallas, Mt. Holly and Stanley.

Commercial banking in North Carolina as a whole is extremely competitive with state laws permitting statewide branching. The Banks compete directly for deposits in their market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In their lending activities, the Banks compete with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Catawba Valley Bank’s Catawba County market there are eleven commercial banks operating with multiple offices. Catawba Valley Bank’s predominant competitors are BB&T, People’s Bank and Wachovia. These three institutions control approximately 66% of the market’s deposits. In Catawba Valley Bank’s mountain counties its main competitors are Wachovia, First Citizens Bank and Yadkin Valley Bank. First Gaston Bank’s market area contains twelve commercial banks operating multiple offices. First Gaston Bank’s primary competitors are BB&T, Citizens South Bank and Wachovia. These three banks control approximately 60% of the market’s deposits.

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

As of December 31, 2004, the Registrant employed a total of 208 people, with 192 full time equivalent employees. The Registrant is not a party to a collective bargaining agreement, and considers its relations with employees to be good.

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

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

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

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to all separate depository institution subsidiaries.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

State Law. The Banks are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulates deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner regulates mergers and acquisitions of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC. Each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk—Based Capital of 9.52% and 10.78% respectively.

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

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Banks’ operations.

Community Reinvestment Act. The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of either of the Banks, to assess such Bank’s record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency’s assessments of the Banks’ records are made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250 million that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Bank’s assessment areas; the Bank’s record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Bank’s loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Bank’s record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

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

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the North Carolina Commissioner of Banks first shall have approved such proposed acquisition. A person will be deemed to have acquired “control” of the bank holding company or the bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve Board or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank’s voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of two commercial banks, the Registrant is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve Board, which acts as the nation’s central bank, can directly affect money supply and, in general, affect banks’ lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharges, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve Board System but are subject to reserve requirements imposed by the Federal Reserve Board on non-member banks. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Recent Legislative Developments

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amended the Securities Exchange Act of 1934 (the “Act”) and provisions which directed the SEC to promulgate certain rules. The resultant law and regulations under the Act, as of the time of this annual report, is set forth in the following paragraphs. SOX provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Securities Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change, and as of the end of June 2004, all ownership reports must be electronically filed.

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

It is unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under SOX, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statements materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management of the Company’s internal controls in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Although the Registrant has incurred additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. The USA Patriot Act of 2001 has not had a material impact on our operations.

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature. This list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

Item 2 – Properties

The following table sets forth the location and other related information regarding the physical properties of the Registrant and its subsidiaries occupied as of December 31, 2004.

Integrity Financial Corporation

Offices	Location	Status
Corporate Headquarters	39 Second Street NW	Owned
Hickory, North Carolina

Catawba Valley Bank

Offices	Location	Status
Main Office	1039 Second Street NE	Owned
Hickory, North Carolina

West Hickory Branch	1445 Second Avenue NW	Leased
Hickory, North Carolina

Newton Branch	2675 Northwest Boulevard	Owned
Newton, North Carolina

Operations Center	1115 Second Street NE	Owned
Hickory, North Carolina

Mortgage Center	1125 Second Street NE	Owned
Hickory, North Carolina

Springs Road Branch	2444 Springs Road	Owned
Hickory, North Carolina

Statesville Branch	1829 E. Board Street	Owned
Statesville, North Carolina

Mooresville Branch	141 Williamson Road	Owned
Mooresville, North Carolina

First Gaston Bank

Offices	Location	Status
Main Office	804 South New Hope Road	Owned
Gastonia, North Carolina

Belmont Branch	6440 South Main Street	Owned
Belmont, North Carolina

Mt. Holly Branch	701 South Main Street	Owned
Mt. Holly, North Carolina

Operations Center	252 Wilmot Drive	Owned
Gastonia, North Carolina

Stanley Branch	206 South Highway 27	Owned
Stanley, North Carolina

Dallas Branch	120 West Wilkins Street	Leased
Dallas, North Carolina

Northwestern Bank A Division of Catawba Valley Bank

Offices	Location	Status
Wilkesboro Branch	1600 Curtis Bridge Road	Owned
Wilkesboro, North Carolina

N. Wilkesboro Branch	5 Sparta Road	Leased
N. Wilkesboro, North Carolina

Millers Creek Branch	2924 NC Highway 16 North	Owned / Land Leased
Millers Creek, North Carolina

Taylorsville Branch	315 West Main Avenue	Owned
Taylorsville, North Carolina

W. Jefferson Branch	1055 Mt. Jefferson Road	Owned
West Jefferson, North Carolina

Boone Branch	325 Leola Street	Leased
Boone, North Carolina

Loan Administration	1301 Westwood Lane	Owned / Land Leased
Wilkesboro, North Carolina

Integrity Securities

Offices	Location	Status
Hickory	1331 Fourth Street Drive, NW	Leased
Hickory, NC

Item 3 – Legal Proceedings

The Registrant is not involved in any material pending legal proceeding, other than ordinary routine litigation incidental to its normal banking operations.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2004, there were approximately 2,253 shareholders of record and approximately 2,535 total beneficial holders of the Registrant’s common stock which is traded on the NASDAQ SmallCap market under the symbol “IFCB.” There are currently five market makers making a market in the Company’s common stock: Wachovia Securities, Scott & Stringfellow, Sterne, Agee & Leach, Ryan Beck & Company and Anderson & Strudwick. The table below lists the high and low sale prices.

	2004		2003
Period	High	Low	High	Low
First Quarter	$20.75	$18.50	$18.18	$14.09

Second Quarter	19.00	17.15	17.70	16.34

Third Quarter	18.00	16.63	18.54	16.72

Fourth Quarter	18.00	14.00	20.55	18.18

The Registrant pays a regular semi-annual cash dividend of $0.08 on or about May 15th and November 15th of each year.

The Registrant paid a 10% stock dividend on October 15, 2003.

Neither the Registrant nor any “affiliated purchaser” as defined in Rule 10b-18(a)(3) effected any repurchases of shares or other units of any class of its equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934 during the Registrant’s fourth fiscal quarter ended December 31, 2004.

Securities authorized for issuance under equity compensation plans

Set forth below is certain information regarding the Registrant’s various stock option plans

Plan Category	Number of Securities to be issued upon exercise of Outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	468,714	$11.01	317,591

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	468,714	$11.01	317,591

Item 6 – Selected Financial Data

INTEGRITY FINANCIAL CORPORATION

Selected Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Total interest income	$32,916	$29,436	$21,182	$21,851	$20,033
Total interest expense	12,288	11,784	9,079	11,547	10,344

Net interest income	20,628	17,652	12,103	10,304	9,689
Provision for loan losses	6,458	1,110	1,224	927	1,118

Net interest income after provision	14,170	16,542	10,879	9,377	8,571
Non-interest income	5,275	6,371	5,514	3,606	1,852
Non-interest expenses	17,762	15,876	10,273	9,075	6,817

Income before income taxes	1,683	7,037	6,120	3,908	3,606
Provision for income taxes	169	2,323	2,130	1,278	928

Net income (loss)	$1,514	$4,714	$3,990	$2,630	$2,678

Per Share Data: (1)
Earnings per share - basic	$0.33	$1.03	$1.32	$0.86	$0.88
Earnings per share - diluted	0.31	1.00	1.24	0.85	0.85
Cash dividends per share	0.16	0.16	0.13	0.11	0.10
Market Price
High	20.75	20.55	16.23	14.09	14.05
Low	14.00	14.09	11.14	8.18	7.65
Close	15.63	19.96	15.28	10.95	—
Book value	13.45	13.27	14.10	10.29	10.32
Weighted average share outstanding
Basic	4,623,169	4,556,943	3,019,389	3,049,764	3,353,556
Diluted	4,817,495	4,691,065	3,217,949	3,126,503	3,453,336

Selected Year-End Balance Sheet Data:
Loans	500,681	463,447	415,741	240,321	195,018
Allowance for loan losses	10,416	6,171	5,721	3,454	2,938
Intangible assets	19,395	19,715	19,813	—	—
Total assets	664,304	629,458	553,967	325,474	267,495
Deposits	538,229	497,960	440,532	259,147	220,004
Borrowings	61,349	57,555	40,077	33,766	17,632
Shareholders’ equity	62,753	62,812	60,232	31,388	28,616

Selected Average Balances:
Total assets	653,208	597,821	358,556	296,113	234,700
Loans	476,507	445,632	264,274	213,924	171,076
Total interest-earning assets	598,273	554,788	338,816	285,970	222,377
Deposits	479,824	476,912	287,689	238,120	193,674
Total interest-bearing liabilities	545,219	485,274	297,654	242,950	190,124
Shareholder’s equity	63,185	61,584	32,824	30,500	26,659

Selected Performance Ratios:
Return on average assets	0.23%	0.80%	1.11%	0.89%	1.13%
Return on average equity	2.40%	7.66%	12.16%	8.77%	9.93%
Net interest margin	3.45%	3.22%	3.57%	3.66%	4.37%
Noninterest expense to average assets	2.72%	2.68%	2.87%	3.06%	2.90%
Dividend payout ratio	48.48%	15.53%	9.85%	12.63%	11.36%
Efficiency Ratio	68.57%	66.09%	58.31%	65.24%	59.07%

Asset Quality Ratios:
Nonperforming loans to total loans	0.85%	0.84%	1.12%	0.24%	0.10%
Allowance for loan losses to period-end loans	2.08%	1.33%	1.38%	1.44%	1.51%
Nonperforming loans to allowance for loan losses	40.65%	63.02%	52.86%	16.71%	6.71%
Nonperforming loans to total assets	0.94%	0.82%	0.65%	0.51%	0.26%
Net loan charge-offs to average loans	-0.46%	-0.15%	-0.26%	-0.24%	-0.39%

(1)	All share and per share amounts reflect the effects of the 10% stock dividends paid by the Company during 2003 and 2001.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION AT DECEMBER 31, 2004 AND 2003

Financial Condition

The Company’s total assets increased $34.8 million or 5.5% from $629.5 million at December 31, 2003 to $664.3 million at December 31, 2004. This increase resulted primarily from a $33.0 million or 7.2% increase in net loans from $457.3 million to $490.3 million. The allowance for loan losses increased $4.2 million or 68.8% and totaled $10.4 million at December 31, 2004. The Company’s deposits grew by $40.3 million or 8.1% from $498.0 million to $538.2 million. This growth was funded by deposits from our customers coupled with the Company’s ability to fund with lower rate brokered deposits. During 2004, core deposits, including demand, money market and NOW accounts, and savings accounts, improved over the prior year 2003. Total stockholders’ equity declined modestly during 2004 as the Company repurchased additional shares of its common stock and our accumulated other comprehensive income, as reflected in stockholders’ equity, declined due to rising interest rates and correspondingly lower prevailing market value for our investment securities available for sale. Our subsidiary banks continue to work hard to develop loan and deposit business in each of their respective markets to gain market share.

Loans

Loans, net of unearned discount, increased $37.2 million or 8.0% from $463.4 million at December 31, 2003 to $500.7 million at December 31, 2004. This increase resulted primarily from a $33.9 million or 22.8% increase in commercial loans from $149.0 million to $182.9 million. The construction and land development segment of our loan portfolio increased $9.2 million or 15.8% from $58.0 million to $67.2 million. Fiscal 2004 marks the third consecutive year of robust commercial and construction loan growth. Commercial real estate, however, declined $19.0 million or 19.7% from $96.1 million to $77.2 million as we instituted more rigorous lending standards and demand moderated. Residential real estate, including both single and multiple family mortgage loans, and loans to individuals all remained essentially flat. Home equity lines, however, increased $8.1 million or 20.9% from $38.8 million to $46.9 million.

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$182,924	36.51%	$149,017	32.12%	$117,642	28.26%	$61,954	25.75%	$50,145	25.69%
Real estate - construction and land devel.	67,154	13.40%	57,975	12.50%	47,685	11.45%	46,283	19.24%	28,002	14.35%
Real estate - 1-4 family mortgage	78,977	15.76%	71,893	15.50%	74,134	17.81%	40,879	16.99%	37,028	18.97%
Real estate - 5 or more families	14,905	2.98%	17,247	3.72%	16,121	3.87%	6,713	2.79%	4,610	2.36%
Real estate - Commercial	77,180	15.41%	96,147	20.73%	96,070	23.08%	37,830	15.73%	35,720	18.30%
Loans to individuals	32,965	6.58%	32,829	7.08%	29,673	7.13%	23,964	9.96%	21,823	11.18%
Home equity lines of credit	46,887	9.36%	38,779	8.36%	34,971	8.40%	22,940	9.54%	17,867	9.15%

Loans, gross	500,992	100.00%	463,887	100.00%	416,296	100.00%	240,563	100.00%	195,195	100.00%

Allowance for loan losses	(10,416)		(6,171)		(5,721)		(3,454)		(2,938)
Unamortized net deferred loan fees and unearned income	(311)		(440)		(555)		(242)		(177)

Total loans, net	$490,265		$457,276		$410,020		$236,867		$192,080

Investment Securities

Investment securities are designated as either available for sale (that is, securities the Company may or may not elect to sell prior to maturity to meet liquidity, loan funding or reinvestment purposes) or as held to maturity. Available for sale securities are carried at their prevailing market value, unless otherwise impaired. Any change of their prevailing market value is reported on an after-tax basis in our stockholders’ equity account under the caption “accumulated other comprehensive income (loss)”. As the prevailing level of interest rates change, either advancing or declining, the change of our securities’ prevailing market value is reflected in this account. The change of our securities’ prevailing market value is also a function of the investment securities’ maturity, yield and cash flows. The Company obtains quotations of the prevailing market value of our investment securities from independent, third parties engaged in the securities business and other publicly available sources.

The Company’s investment securities available for sale declined $7.1 million or 7.6% from $94.0 million at December 31, 2003 to $86.9 million at December 31, 2004. During 2004 the prevailing level of interest rates rose. The corresponding investment securities accumulated other comprehensive income(loss) at December 31, 2004 declined $686 thousand and totaled $10 thousand at December 31, 2004.

Total investment securities declined $6.0 million or 6.2% from $96.9 million at December 31, 2003 to $90.9 million at December 31, 2004. Throughout the year, we invested in government agency bonds, municipal bonds and mortgage backed securities. Government agencies declined $9.9 million or 20.7% from $47.8 million to $37.9 million, as proceeds from sales, maturities and calls were re-employed primarily in loans and mortgage-backed securities. Accordingly, mortgage-backed securities increased $3.5 million or 10.8% from $32.9 million to $36.4 million as these securities offered the Company a greater yield for comparable risk and maturity. Concurrently, the principal amount of our investment securities held to maturity increased $1.1 million or 38.3% from $3.0 million at December 31, 2003 to $4.1 million at December 31, 2004.

The Company was taxable for Federal income tax purposes throughout 2004 and the tax benefits of owning municipal securities continued to make them an attractive investment so that no material changes were made.

Securities Portfolio Composition

($ in thousands)

	At December 31,
	2004	2003	2002
Securities available for sale
U.S. Government agencies	$37,902	$47,809	$36,682
Mortgage-backed securities	36,408	32,870	24,084
State and local governments	11,770	11,356	14,126
Equity securities	773	1,921	860

Total securities available for sale	$86,853	$93,956	$75,752

Securities held to maturity
U.S. Government agencies	$983	$—	$—
State and local governments	2,758	2,758	—
Other	350	200	—

	$4,091	$2,958	$—

Average total securities during the year	$75,786	$80,749	$68,006

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield
Securities available for sale
U.S. Government agencies
Due within one year	$1,705	$1,703	2.62%
Due after one but within five years	23,909	23,709	3.08%
Due after five but within ten years	11,448	11,160	3.85%
Due after ten years	1,350	1,330	4.65%

	$38,412	$37,902	3.35%

Mortgage-backed securities
Due within one year	$139	$140	5.44%
Due after one but within five years	4,886	4,932	4.00%
Due after five but within ten years	11,727	11,657	3.80%
Due after ten years	19,666	19,680	4.13%

	$36,418	$36,409	4.10%

State and local governments
Due within one year	$526	$532	3.82%
Due after one but within five years	4,437	4,584	3.45%
Due after five but within ten years	4,825	5,150	4.49%
Due after ten years	1,378	1,503	5.05%

	$11,166	$11,769	4.11%

Other Securities	$840	$773	2.72%

Total securities available for sale
Due within one year	$2,370	$2,375	3.05%
Due after one but within five years	33,232	33,225	3.27%
Due after five but within ten years	28,000	27,967	3.94%
Due after ten years	23,234	23,286	4.33%

	$86,836	$86,853	3.76%

	Amortized Cost	Fair Value	Book Yield
Securities held to maturity
U.S. Government agencies
Due within one year	$—	$—	—
Due after one but within five years	72	76	8.93%
Due after five but within ten years	911	916	4.20%
Due after ten years	—	—	0.00%

	$983	$992	0.00%

State and local governments
Due within one year	$—	$—	—
Due after one but within five years	—	—	0.00%
Due after five but within ten years	1,066	1,135	4.34%
Due after ten years	1,692	1,796	4.57%

	$2,758	$2,931	4.48%

Other Securities	$350	$350	12.00%

Total securities held to maturity
Due within one year	$—	$—	0.00%
Due after one but within five years	72	76	8.93%
Due after five but within ten years	1,977	2,051	4.28%
Due after ten years	2,042	2,146	5.84%

	$4,091	$4,273	5.14%

The Banks are required to secure public deposits with the pledge of specific assets. The Banks are also required pursuant to repurchase agreements and their Federal Home Loan Bank advances to pledge specific assets as well. At December 31, 2003 and 2004, the Banks had pledged assets totaling $19.7 million and $19.3 million, respectively.

The Company’s investment in Bank Owned Life Insurance (“BOLI”) remained essentially unchanged and totaled $9.2 million and $9.6 million at December 31, 2003 and 2004, respectively.

Premises and equipment

Premises and equipment increased $1.4 million or 7.5% from $18.8 million at December 31, 2003 to $20.2 million at December 31, 2004. During 2004, the Company had construction in progress of $1.9 million representing upfitting of two older branches, the design for a new Dallas, NC branch and a branch facility that the Company is still in negotiation with the land owner to arrive at a lease agreement. Equipment, fixtures and buildings increased $1.5 million or 9.2% from $16.4 million to $18.0 million representing update of computer equipment and software, the purchase of a mortgage center in Hickory, NC and the purchase of an administration building located in Wilkesboro, NC. The Company had leased both of these properties in the prior year. During 2003, the Company completed construction of two full service branches, purchased a headquarters/ office facility, and purchased systems hardware and software upon the completion of its data processing systems conversion. Previously, the Company had outsourced its data processing to third party vendors. The systems conversion resulted in an increase of $1.8 million in equipment and fixtures during 2003. Accumulated depreciation and amortization increased $1.2 million or 31.3% reflecting the Company’s substantial recent investment in banking facilities and systems.

Cash and cash equivalent

Cash and cash equivalents consisting of cash and due from banks and interest-earning deposits in banks increased $3.0 million or 18.4% from $16.3 million at December 31, 2003 to $19.3 million December 31, 2004. Cash and due from banks increased $3.9 million or 57.4% from $6.7 million to $10.6 million. This increase resulted primarily from higher levels of cash and cash due from banks related to higher levels of non-interest bearing demand deposits. Interest-earning deposits in banks declined $853 thousand or 9.8% from $9.6 million to $8.7 million. The Company continued to use overnight funds as a vehicle to manage liquidity during 2004.

Foreclosed real estate

Foreclosed real estate represents loans that were secured by real estate or other property that failed to meet the terms of their loan agreements, resulting in our Banks completing foreclosure proceedings to perfect our ownership in the underlying collateral securing these properties. Foreclosed real estate increased $729 thousand or 57.3% from $1.3 million at December 31, 2003 to $2.0 million at December 31, 2004. During 2004, the Company experienced some turnover of its foreclosed properties. Even though the balance increased, the Company was able to dispose of a good portion of older properties. The remaining properties consist of a restaurant in Hickory, NC and 1-4 family homes which the Company should not have any problem turning over. The Company aggressively works to dispose of these properties in a timely and economic fashion, and may contemplate the sale of individual loans or portfolios of loans that do not meet its standards.

Deposits and Other Borrowings

Customer deposits continued to be our principal funding source in 2004 allowing us to fund the growth in our assets discussed above. Total deposits increased $40.3 million or 8.1% from $498.0 million at December 31, 2003 to $538.2 million at December 31, 2004. During 2004, all but one category of core deposits increased, including an increase in non-interest demand deposits of $7.0 million or 18.1%, money market and NOW accounts of $21.5 million or 13.7%, savings accounts of $594 thousand or 5.1%. Other time deposits decreased slightly from $153.1 million at December 31, 2003 to $150.1 million, or 1.9%, at December 31, 2004. Time deposits $100,000 and over decreased $14.1 million or 10.3%, and short term borrowings and long term debt, which primarily consists of FHLB advances, decreased $6.2 million or

10.1% during 2004, as core deposits were substituted for these funding sources. There were $1.0 million of federal funds purchased outstanding at December 31, 2004. The Company had no federal funds outstanding at December 31, 2003.

Stockholders’ Equity

At December 31, 2004, total stockholders’ equity was $62.8 million, a $59 thousand decrease from total stockholders’ equity at December 31, 2003. The Company reported net income for the twelve months ended December 31, 2004 of $1.5 million, collected $1.1 million from the exercise of stock options, repurchased 67,600 shares of common stock for approximately $1.2 million and experienced a decline of $686 thousand in its accumulated other comprehensive income(loss) after-tax effect, as interest rates rose and the prevailing market value of our investment securities-available for sale declined in market value. The Company paid cash dividends during 2004 of $747 thousand or $0.16 per share.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

The Company’s earnings and cash flow are derived from the operations of its subsidiaries: Catawba Valley Bank and its Northwestern Bank Division, First Gaston Bank of North Carolina, Integrity Securities Inc., Community Mortgage, and Catawba Valley Trusts I and II.

Net Income

The Company reported net income for the twelve months ended December 31, 2004 of $1.5 million or $0.33 per basic share, as compared with net income for the twelve months ended December 31, 2003 of $4.7 million or $1.03 per basic share, a decline of $3.2 million or 67.9%. Net income declined primarily from a substantial increase of the provision for loan losses of $5.3 million or 482% from $1.1 million in 2003 to $6.5 million in 2004. Net interest income increased $3.0 million or 16.9% from $17.7 in 2003 to $20.6 in 2004, which mitigated declining non-interest revenue and higher expenses, including the provision for loan losses.

Net Interest Income

The primary component of earnings for our Banks is net interest income. Net interest income is the difference between interest income, primarily from loans and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For purpose of Management’s Discussion and Analysis, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income (on a full tax-equivalent basis) divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income increased $3.0 million or 16.9% from $17.7 million in 2003 to $20.6 million in 2004. Net interest income increased as a result of higher levels of average interest-earning assets during 2004 of $51 million or 9.3%, higher yields on average interest-earning assets during 2004 of 12 basis points or 2.2%, combined with a decrease of 15 basis points or 6.3% in the average rates we paid for our interest-bearing liabilities.

The following table reflects the Company’s average daily volume of interest and non-interest bearing assets, liabilities and capital, and their corresponding interest income and expense, and yields and costs, on a full tax equivalent basis:

Average Balance and Net Interest Income Analysis

($ in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$476,507	$29,259	6.14%	$433,648	$26,378	6.08%	$264,274	$17,754	6.72%
Taxable securities	81,814	2,897	3.54%	72,213	2,299	3.18%	53,518	2,680	5.01%
Non-taxable securities	13,822	572	4.14%	14,120	566	4.01%	10,938	517	4.73%
Other interest-earning assets	26,130	188	0.72%	27,440	192	0.70%	10,086	231	2.29%

Total interest-earning assets	598,274	32,916	5.50%	547,420	29,435	5.38%	338,816	21,182	6.25%

Other assets	54,934			44,293			19,740

Total assets	$653,208			$591,713			$358,556

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market deposits	$188,202	$2,262	1.20%	$151,459	$1,716	1.13%	$69,324	$874	1.26%
Time deposits over $100,000	131,698	3,214	2.44%	127,556	3,321	2.60%	83,209	3,000	3.61%
Other time deposits	159,924	4,027	2.52%	153,701	4,723	3.07%	108,643	4,073	3.75%
Borrowings	65,395	2,785	4.26%	58,816	2,023	3.44%	36,478	1,132	3.10%

Total interest-bearing liabilities	545,219	12,288	2.25%	491,531	11,783	2.40%	297,654	9,079	3.05%

Non-interest-bearing deposits	43,162			36,531			26,513
Other liabilities	1,642			2,129			1,565
Stockholders’ equity	63,185			61,522			32,824

Total liabilities and stockholders’ equity	$653,208			$591,713			$358,556

Net interest income and interest rate spread		$20,628	3.24%		$17,652	2.98%		$12,103	3.20%

Net yield on average interest-earning assets			3.45%			3.22%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.82%			111.37%			113.83%

The following table reflects those portions of changes to net interest income attributed to changes of the volume of interest-earning assets or interest-bearing liabilities and changes of the yield on interest-earning assets and cost of interest-bearing liabilities.

Volume and Rate Variance Analysis

($ in thousands)

	Year Ended December 31, 2004 vs. 2003			Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$2,619	$262	$2,881	$10,841	$(2,217)	$8,624	$3,769	$(3,670)	$99
Taxable securities	323	275	598	766	(1,147)	(381)	225	(883)	(658)
Non-taxable securities	(12)	18	6	139	(90)	49	172	(43)	129
Other interest-earning assets	(9)	5	(4)	259	(298)	(39)	(24)	(216)	(240)

Total interest income	2,921	560	3,481	12,005	(3,752)	8,253	4,142	(4,812)	(670)

Interest expense:
Deposits
Savings, NOW and money market deposits	429	117	546	983	(141)	842	129	(917)	(788)
Time deposits over $ 100,000	104	(211)	(107)	1,377	(1,056)	321	1,310	(1,358)	(48)
Other time deposits	174	(870)	(696)	1,537	(887)	650	415	(1,932)	(1,517)
Borrowings	253	509	762	731	160	891	426	(542)	(116)

Total interest expense	961	(456)	505	4,627	(1,923)	2,704	2,279	(4,748)	(2,469)

Net interest income increase (decrease)	$1,960	$1,016	$2,976	$7,377	$(1,828)	$5,549	$1,863	$(64)	$1,799

The following table reflects the Company’s portions of interest rate sensitive assets and interest rate sensitive liabilities.

Interest Rate Sensitivity

($ in thousands)

	At December 31, 2004
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$56,798	$125,243	$182,041	$318,640	$500,681
Securities available for sale	126	2,300	2,426	84,427	86,853
Securities held to maturity	—	—	—	4,091	4,091
Other earning assets	21,220	—	21,220	3,372	24,592

Total interest-earning assets	$78,144	$127,543	$205,687	$410,530	$616,217

Percent of total interest-earning assets	12.68%	20.70%	33.38%	66.62%	100.00%
Cumulative percent of total interest-earning assets	12.68%	33.38%	33.38%	100.00%	100.00%

Interest-bearing liabilities
Savings, NOW and money market deposits	$52,216	$80,698	$132,914	$104,432	$237,347
Time deposits > $ 100,000	50,419	28,286	78,705	72,019	150,724
Other time deposits	17,292	79,943	97,235	52,923	150,158
Borrowings	18,452	14,000	32,452	28,897	61,349

	$138,379	$202,927	$341,306	$258,271	$599,578

Percent of total interest-bearing liabilities	23.08%	33.85%	56.93%	43.07%	100.00%
Cumulative percent of total interest-bearing liabilities	23.08%	56.93%	56.93%	100.00%	100.00%

Interest sensitivity gap	$(60,235)	$(75,384)	$(135,619)	$152,259	$16,640
Cumulative interest sensitivity gap	(60,235)	(135,619)	(135,619)	16,640	16,640
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-9.77%	-22.01%	-22.01%	2.70%	2.70%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	56.47%	60.27%	60.27%	102.78%	102.78%

Provision for Loan Losses and Allowance for Loan Losses

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We continually evaluate the adequacy of the allowance. In evaluating the adequacy of the allowance, we consider the growth, composition and diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse developments that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations.

We follow a loan review process designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience. Testing by our internal auditors and by other independent third parties performing reviews of our loans helps to validate this process. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments based upon information available to them at the time of their examination.

Management continued this extensive review process throughout the fourth quarter of 2004, while its Banks were concurrently being examined by the FDIC. Management’s evaluation is ongoing. The significant increases in the provision for loan losses and allowance for loan losses resulted from management’s continuing evaluation of several significant loan relationships for which additional evaluation was deemed necessary. Management continued its intensive and extensive review of these and other loans, which review included assistance from two independent loan review parties, in order to assess the adequacy of the allowance for loan losses and specific allocations made for each of these loans.

The provision for loan losses increased $5.3 million or 482% from $1.1 million in 2003 to $6.5 million in 2004. Our allowance for loan losses increased from $6.2 million at December 31, 2003 to $10.4 million at December 31, 2004. The allowance for loan losses expressed as a percentage of total loans increased from 1.33% at December 31, 2003 to 2.08% at December 31, 2004. This increase in our 2004 provision for loan losses and the corresponding increase in our allowance for loan losses expressed as a percentage of total loans resulted directly from the evaluation of loans discussed in the preceding paragraph. Specifically, due to matters which came to the attention of the Company’s present management during the third quarter of 2004 regarding loan relationships at one of the Company’s subsidiary banks, management greatly expanded the number of loans that were evaluated for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. These extensive evaluations were augmented by third party reviews and validated during the first quarter of 2005 by the FDIC. This extensive evaluation process resulted in significantly more loans being evaluated for impairment in accordance with SFAS 114 as of December 31, 2004 than was the case at December 31, 2003. Management also determined that due to the specific facts and circumstances identified during these impairment evaluations, that the resulting increases in the allowance for loan losses were properly recorded in 2004. As of December 31, 2004, management has concluded that the allowances for loan losses for both of the Company’s subsidiary banks are adequate to absorb probable losses inherent in these loan portfolios.

Allocation of the Allowance for Loan Losses

The Company’s allocated portion of the allowance for loan losses increased $4.9 million or 92.5%, while the unallocated portion of the allowance for loan losses declined $633 thousand or 70.6%. The Company’s allocation of the allowance for loan losses for commercial and real estate 1-4 family mortgage loan portfolios increased $3.5 million and $871 thousand, or 190.0% and 109.4%, respectively, as a result of management’s ongoing review process. The following table reflects the Company’s allocation of the allowance for loan losses:

Allocation of the Allowance for Loan Losses

($ in thousands)

	At December 31,
	2004	2003	2002	2001	2000
Commercial	$5,391	$1,859	$1,493	$942	$1,219
Real estate - construction and land development	776	541	520	590	272
Real estate - 1-4 family mortgage	1,667	796	656	498	321
Real estate - 5 or more families	37	199	171	80	—
Real estate - commercial mortgage	1,130	1,066	1,355	593	285
Loans to individuals	658	425	370	275	241
Home equity lines of credit	493	388	306	263	203

Total allocated	$10,152	$5,274	$4,871	$3,241	$2,541

Unallocated	264	897	850	213	397

Total	$10,416	$6,171	$5,721	$3,454	$2,938

Net Loan Charge-offs

The increase of our provision for loan loss resulted primarily from the Company’s charge-off experience during the year and our need to augment the allowance for loan losses as described above. Net loan charge-offs increased $1.6 million or 234.8% from $661 thousand in 2003 to $2.2 million in 2004, or 0.46% and 0.15% of average loans outstanding. Total loans charged-off increased $1.8 million or 227.3% from $782 thousand to $2.6 million. Commercial loans, real estate 1-4 family mortgage loan portfolios and loans to individuals account for the majority of total loans charged-off. Concurrently, recoveries of loans previously charged-off did not change materially. The following table reflects changes to the allowance for loan losses for the current and prior years:

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Loan outstanding at the end of the year	$500,681	$463,447	$415,741	$240,321	$195,018

Average loans outstanding during the year	$484,404	$445,632	$213,924	$171,716	$129,552

Allowance for loan losses at beginning of year	$6,170	$5,721	$3,454	$2,938	$2,331
Provision for loan losses	6,458	1,110	1,224	927	1,118

	12,628	6,831	4,678	3,865	3,449

Loans charged off:
Commercial	1,020	193	263	197	289
Real estate - construction	48	33	47	73	—
Real estate - commercial mortgage	72	24	—	—	55
Real estate - 1-4 family mortgage	877	278	4	12	28
Loans to individuals	535	254	276	144	170
Home equity lines of credit	7	—	—	—	13

Total charge-offs	2,559	782	590	426	555

Recoveries of loans previously charged off:
Commercial	(49)	(28)	(8)	(3)	(16)
Real estate - construction	—	(39)	—	(3)	—
Real estate - commercial mortgage	(79)	—	—	—	(16)
Real estate - 1-4 family mortgage	(164)	(21)	(2)	—	—
Loans to individuals	(55)	(33)	(22)	(9)	(12)
Home equity lines of credit	—	—	—	—	—

Total recoveries	(347)	(121)	(32)	(15)	(44)

Net charge-offs	2,212	661	558	411	511

Allowance recorded related to loans assumed in acquisition of Community			1,601

Allowance for loan losses at end of year	$10,416	$6,171	$5,721	$3,454	$2,938

Ratios:
Net charge-offs as a percent of average loans	-0.46%	-0.15%	-0.26%	-0.24%	-0.39%
Allowance for loan losses as a percent of loans at end of year	2.08%	1.33%	1.38%	1.44%	1.51%

Non-Performing Assets

Total non-performing assets increased $506 thousand or 8.8% from $5.7 million at December 31, 2003 to $6.2 million at December 31, 2004, or 1.24% as a percentage of loans and other real estate owned. Non-performing loans and other real estate owned totaled $4.2 million and $2.0 million, respectively. Impaired loans at December 31, 2004 included $931 thousand of loans that were restructured during the year. As of year-end, the status of these loans was current, but management shall continue to classify these loans as impaired until the borrower demonstrates that such classification is no longer necessary. Additionally, while not classified as impaired loans, there were other loans past due 90 days or more, and still accruing interest at December 31, 2004. The total of such loans was $954 thousand, a decrease of $1.3 million or 58.3% from the prior year. Management has evaluated each of these loans individually and concluded that the continued accrual of interest is proper and that none of these loans were impaired at December 31, 2004.

Non-Performing Assets

($ in thousands)

	At December 31,
	2004	2003
Non-accrual loans	$3,280	$2,166
Past due loans 90 days or more	954	2,291

Total non-performing loans	4,234	4,457
Other real estate owned	2,000	1,271

Total non-performing assets	$6,234	$5,728

Non-performing loans as a percentage of total loans	0.85%	0.84%
Non-performing loans as a percentage of loans and other real estate owned	1.24%	1.11%
Non-performing loans as a percentage of total assets	0.94%	0.82%
Non-performing loans as a percentage of allowance for loan losses	40.65%	63.02%

Total loans	500,681	463,447
Total loans and other real estate	502,681	464,718
Total assets	664,304	629,458
Allowance for loan losses	10,416	6,170

Non-Interest Income

Non-interest income declined $1.1 million or 17.2% from $6.4 million in 2003 to $5.3 million in 2004. Core non-interest income, consisting of service charges on deposit accounts, other service charges, fees from pre-sold mortgages, and credit insurance and securities brokerage commissions, declined $706 thousand or 13.1% from $5.4 million to $4.7 million. All categories of core non-interest income declined but especially that of fees from pre-sold mortgages, which declined $761 thousand or 42.3%. The volume of such mortgage originations abated during 2004 as interest rates increased. The decline of core non-interest income was moderate as commissions from our subsidiary, Integrity Securities Inc., increased $303 thousand or 72.3% from $419 thousand in 2003 to $722 thousand in 2004. Other non-interest income declined $539 thousand or 93.5% from $576 thousand in 2003 to $37 thousand in 2004. Other losses of $267 thousand and a decline of other–non-interest income were responsible for the majority of this reduction.

Non-Interest Income

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Service charges on deposit accounts	$2,492	$2,667	$1,851
Other service charges, commissions and fees	447	522	408
Fees from presold mortgages	1,040	1,801	2,185
Commissions from sale of credit insurance	6	16	9
Commissions - Integrity Securities, Inc.	722	419	145

Core non-interest income	4,707	5,425	4,598

Loan sale gains	46	—	3
Securities gains	140	77	461
Other noninterest income	649	869	492
Other (losses), net	(267)	—	(40)

Total non-interest income	$5,275	$6,371	$5,514

Non-Interest Expense

Non-interest expense increased $1.9 million or 11.9% from $15.9 million in 2003 to $17.8 million in 2004. Almost all categories of non-interest expense increased including personnel, equipment, occupancy, communication and other expenses. Data processing expense was eliminated as the Company had previously outsourced its data processing, but now processes data internally. The personnel and occupancy expenses associated with our branch locations is the main reason for the increase in the overall level of our non-operating expenses. Compensation and employee benefits are the largest component of this category of expense. During 2004, compensation and employee benefits expense increased $643 thousand or 7.8% from $8.3 million for 2003 to $8.9 million for 2004. Equipment expense increased $651 thousand or 62.6% from $1.0 million in 2003 to $1.7 million in 2004, reflecting amortization of data processing systems and branch equipment expense acquired in 2004 and earlier. Professional fees increased $352 thousand or 65.2% to $892 thousand in 2004 as the Company augmented its staff and employed the services of legal and regulatory counsel, accounting, loan review and consulting specialists to respond to specific issues addressed by management in its loan review process, in regulatory examinations and to be in compliance with Sarbanes-Oxley.

Non-Interest expenses

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Salaries	$7,792	$6,971	$4,863
Employee benefits	1,143	1,321	835

Total personnel expenses	8,935	8,292	5,698

Net occupancy expense	1,316	1,190	531
Equipment related expense	1,690	1,039	594
Amortization of intangible assets	319	319	3
Stationery and supplies	393	482	264
Telephone	772	564	133
Professional fees	892	540	389
Advertising and business promotions	430	338	249
Non-credit losses	672	282	41
Data processing	—	803	733
Other non-interest expenses	2,343	2,028	1,638

Total non-interest expense	$17,762	$15,877	$10,273

Provision for Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes) for 2004 was 10.1% and 33.0% for 2003. This decrease resulted largely from the decline of taxable income in 2004. While the Company’s income before income taxes for 2004 declined significantly in comparison to 2003 as a result of the increase in our provision for loan losses discussed under the “Net Income” caption, the level of tax exempt income remained relatively stable. These factors resulted in a much larger percentage of our income before income taxes which was comprised of tax exempt income, which in turn, resulted in the aforementioned decrease in our effective tax rate for 2004 in comparison to 2003.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 21, 2003 AND 2002

Net Income

The Company earned net income of $4.7 million or $1.03 per share for 2003 as compared with net income of $4.0 million or $1.32 per share in 2002, an increase of $723 thousand or 18.1% in net income. Although our earnings increased, our earnings per share decreased $0.29 due to the increase in the number of shares of the Company’s common stock outstanding during 2003, which resulted from the additional shares issued in the business combination consummated on December 31, 2002.

Net Interest Income

Net interest income increased $5.5 million or 45.8% to $17.7 million for 2003 compared to the $12.1 million earned in 2002. This increase resulted primarily from the significant increase in the level of our average interest-earning assets during the year. This increase in our average earning assets, combined with a decrease in the average rates we paid for our interest-bearing liabilities of 65 basis points, offset the factors that negatively affected our net interest income in 2003. These negative factors were a decrease of 87 basis points in the average rate we realized for our earning assets and an increase in the level of our average interest bearing liabilities during the year. The aforementioned increases in the level of our average interest-earning assets and interest-bearing liabilities resulted in large part from the assets and liabilities acquired in the business combination that was completed on December 31, 2002.

The average yield on our interest-earning assets decreased 87 basis points to 5.38% while the average rate we paid for our interest bearing liabilities decreased only 65 basis points. Therefore our interest spread dropped from 3.20% to 2.98% and our net yield on interest earning assets decreased from 3.57% to 3.22%. The average balance and net interest income analysis table illustrates the changes.

Provision and Allowance for Loan Losses

The provision for loan losses decreased $114 thousand or 9.3% from $1.2 million in 2002 to $1.1 million in 2003. This decrease in our provision resulted principally from the Company’s charge-off experience during the year. Net loan charge-offs as a percentage of average loans outstanding decreased from 0.26% in 2002 to 0.15% in 2003. Despite the significant increase in the level of our average outstanding loans in 2003 resulting from the December 31, 2002 business combination and from organic growth during 2003, the increase in our net loan charge-offs was not significant. Net loan charge-offs increased to $660 thousand during 2003, as compared to $558 thousand in 2002, an increase of only $102 thousand.

Our allowance for loan losses increased from $5.7 million at December 31, 2002 to $6.2 million at December 31, 2003, an increase of $450 thousand. Although the amount of the allowance increased, the allowance as expressed as a percentage of gross loans decreased from 1.38% at December 31, 2002 to 1.33% at December 31, 2003. This modest decrease in the level of our allowance as a percentage of gross loans resulted from prior executive management’s determination of the overall quality of the loan portfolio at December 31, 2003. Non-accrual loans decreased from $2.4 million, or 0.58% of gross loans at December 31, 2002 to $2.2 million, or 0.47% at December 31, 2003. Impaired loans at December 31, 2003 included $1.2 million of loans that were restructured during the year. As of year-end, the status of these loans was current, but management classified these loans as impaired. There were other loans past due 90 days or more and still accruing interest at December 31, 2003. The total of such loans was $2.3 million, an increase of $1.7 million from the balance of such loans at December 31, 2002.

Non-Interest Income

Non-interest income increased $900 thousand or 15.6% from $5.5 million in 2002 to $6.4 million in 2003. The increase in service charges on deposit accounts of $816 thousand or 44.1% to $2.7 million was the primary factor contributing to the increase in the overall level of our non-interest income in 2003. The increased number of deposit accounts in 2003, which resulted principally from the merger with Community Bancshares, Inc. on December 31, 2002, was the most significant factor affecting the increase in our service charge income. This primary component of the increase in our service charges related to fees charged for non-sufficient funds, which grew from $1.5 million for 2002 to $2.2 million for 2003, an increase of $700 thousand or 46.7%.

Income from factoring operations increased by 29.1% for 2003, while other non-interest income grew by 114.9% or $698 thousand to $1.3 million. Bank-owned life insurance income increased from $72 thousand in 2002 to $310 thousand in 2003 as we significantly increased our investment in these insurance products during 2003. These increases in our non-interest income categories were offset by a decrease of $385 thousand in gain on the sale of investments and from a decrease in our income from mortgage operations. During 2003, as interest rates leveled off, the refinancing boom of the prior eighteen months began slowing down. Income from mortgage operations declined by 17.6%, from $2.2 million in 2002, to $1.8 million in 2003.

Non-Interest Expenses

Non-interest expense increased $5.6 million or 54.5% from $10.3 million in 2002 to $15.9 million in 2003. The Company acquired six branch offices and opened two new full services branches in Iredell County during 2003. The personnel costs and occupancy costs associated with this increase in the number of our branch locations is the main reason for the increase in the overall level of our non-operating expenses. Compensation and employee benefits is the largest component of this category of expense. For 2003 compensation and employee benefits was $8.3 million compared to $5.7 million for 2002, an increase of $2.6 or 45.5%. Also during 2003, the Company completed a conversion of its data processing system. The increase in equipment coupled with the new branches resulted in an increase of 29.1% in occupancy and equipment expense. Occupancy and equipment for 2003 was $2.2 million. Professional fees increased $151 thousand in 2003, while stationery, printing and supplies increased $217 thousand. The data system conversion in 2003 required all new forms to be produced resulting in the increase in stationery, printing and supplies. Advertising and business promotion was $334 thousand for 2003, an increase of $89 thousand.

Other non-interest expense was $3.2 million in 2003 compared to $1.8 million in 2002, an increase of $1.4 million. Amortization of the core deposit intangibles acquired in past business combinations and branch acquisitions was $319 thousand in 2003, an increase of $303 thousand from $16 thousand in 2002. Telephone expense grew by $502 thousand in 2003 due to the aforementioned data processing system conversion and the installation of high-speed telephone lines between all the Company’s offices during the year.

Provision for Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes) for 2003 was 33.0% and 34.8% for 2002. This decrease resulted largely from the increase in non-taxable income in 2003.

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

As of December 31, 2004, liquid assets, consisting of cash and cash equivalents and investment securities were approximately $110.3 million, which represents 16.6% of total assets and 20.5% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $74.7 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $24.5 million.

At December 31, 2004, outstanding commitments to extend credit were $1.9 million and undisbursed line of credit balances totaled $115.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 55.9% of the Company’s total deposits at December 31, 2004. The Company’s growth strategy includes efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 28.0% of the Company’s total deposits at year-end. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

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

At December 31, 2004, the most recent notification from the FDIC categorized both Catawba Valley Bank and First Gaston Bank as well capitalized. Subsequent to this notice, management has determined that Catawba Valley Bank is adequately capitalized, but is no longer well capitalized. There are no conditions or events that have occurred to change First Gaston Bank’s capital category from well capitalized.

Capital Ratios

($ in thousands)

	At December 31,
	2004	2003	2002
Risk-Based and Leverage Capital:
Tier 1 Capital:
Common shareholders’ equity	$62,753	$62,812	$60,232
Trust preferred securities	10,000	10,000	10,000
Intangible assets	(19,395)	(19,715)	(19,813)
Unrealized (gains) losses on securities available for sale	(10)	(697)	(1,231)

Total Tier 1 leverage capital	53,348	52,400	49,188

Tier 2 Capital:
Allowable allowance for loan losses	6,981	6,171	5,095

Tier 2 capital additions	6,981	6,171	5,095

Total risk-based capital	$60,329	$58,571	$54,283

Risk adjusted assets	558,649	486,338	407,568

Average assets	653,262	591,713	474,512

Risk-based capital ratios:
Tier 1 capital to Tier 1 risk weighted assets	9.55%	10.77%	12.07%
Minimum required Tier 1 capital	4.00%	4.00%	4.00%

Total risk-based capital to Tier 2 risk-based capital	11.23%	12.92%	13.32%
Minimum required total risk-based capital	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 leverage capital to average assets	8.17%	8.86%	10.37%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations of the Company outstanding as of December 31, 2004.

Contractual Obligations

($ in thousands)

	Payments Due by Period
	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$61,349	$32,452	$—	$3,000	$25,897
Operating leases	688	193	284	168	43
Purchase obligations	650	150	500	—	—

Total contractual cash obligations, excluding deposits	62,687	32,795	784	3,168	25,940
Deposits	538,229	453,059	84,374	671	125

Total contractual cash obligations, including deposits	$600,916	$485,854	$85,158	$3,839	$26,065

The $25.9 million in borrowings that matures in the “After 5 Years” column above includes long-term debt that has a call option whereby the lender (the “FHLB”) may call the debt in 2005.

It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. The following table reflects other commercial commitments of the Company outstanding as of December 31, 2004.

Off-Balance Sheet Risk

($ in thousands)

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$113,754	63,941	$14,061	$10,026	$25,726
Standby letters of credit	960	735	225	0	0

Total commercial commitments	$114,714	$64,676	$14,286	$10,026	$25,726

As shown above, standby letters of credit of approximately $950 thousand were outstanding at December 31, 2004. The Company’s exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings that, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

Maturities of Time Deposits of $100,000 or More

($ in thousands)

	At December 31, 2004
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Catawba Valley	39,098,055	23,325,452	26,648,508	25,646,496	114,718,510
First Gaston	11,320,850	4,960,526	12,179,325	7,544,850	36,005,551

Time Deposits of $100,000 or more	$50,418,905	$28,285,977	$38,827,833	$33,191,346	$150,724,061

Performance Ratios

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000

Return on average assets	0.23%	0.80%	1.11%	0.89%	1.14%

Return on average equity	2.40%	7.66%	12.16%	8.62%	10.05%

Dividend payout ratio	50.00%	15.53%	9.66%	12.63%	11.36%

Equity to assets ratio	9.45%	9.97%	10.87%	9.64%	10.70%

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Banks’ asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2004.

Expected Maturities of Market Sensitive Instruments Held

at December 31, 2004 in the Indicated Year

($ in thousands)

	Carrying Values							Average Interest Rate	Estimated Fair Value
	2005	2006	2007	2008	2009	Beyond Five Years	Total
FINANCIAL ASSETS
Investment Securities	$2,426	$7,600	$8,814	$11,799	$5,084	$55,221	$90,944	3.84%	$91,126
Loans
Fixed Rate	36,885	6,707	13,707	26,774	33,417	17,693	135,183	6.74%	136,535
Variable Rate	194,299	22,762	19,924	32,358	30,695	65,460	365,498	5.54%	369,153
Total	$233,610	$37,069	$42,445	$70,931	$69,196	$138,374	$591,625	5.55%	$596,814

FINANCIAL LIABILITIES
Money market and NOW Deposits	$77,046	$34,043	$34,043	$8,959	$8,959	$16,126	$179,176	1.20%	$179,176
Time Deposits	215,712	46,114	35,657	2,603	671	125	300,882	2.48%	301,406
Borrowings	32,452	—	—	—	3,000	25,897	61,349	4.43%	61,133
Total	$325,210	$80,157	$69,700	$11,562	$12,630	$42,148	$541,407	2.28%	541,715

Item 8 – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Integrity Financial Corporation and Subsidiaries

Hickory, North Carolina

We have audited the accompanying consolidated balance sheets of Integrity Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrity Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Charlotte, North Carolina

March 11, 2005

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$10,592,677	$6,730,494
Interest-earning deposits in banks	8,744,304	9,584,976
Federal funds sold	—	12,648
Investment securities available for sale	86,852,913	93,956,237
Investment securities held to maturity (fair value of $4,272,984 and $3,123,865 at 2004 and 2003, respectively)	4,091,077	2,958,300
Loans	500,680,897	463,446,704
Less allowance for loan losses	(10,416,195)	(6,170,666)

Net loans	490,264,702	457,276,038
Factored accounts receivable	2,875,583	3,214,473
Stock in the Federal Home Loan Bank, at cost	3,372,100	2,255,800
Foreclosed real estate	1,999,839	1,271,001
Bank premises and equipment	20,160,839	18,756,590
Other assets	6,354,400	4,571,538
Bank owned life insurance	9,600,060	9,155,561
Goodwill	17,237,789	17,237,789
Other intangible assets	2,157,545	2,476,722

Total assets	$664,303,828	$629,458,167

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$45,819,222	$38,809,266
Money market and NOW accounts	179,176,171	157,639,581
Savings	12,352,454	11,757,995
Time, $100,000 and over	150,724,061	136,682,729
Other time	150,157,448	153,070,300

Total deposits	538,229,356	497,959,871
Short term borrowing	32,451,860	24,445,258
Long term debt	28,897,315	43,109,615
Accrued expenses and other liabilities	1,972,021	1,131,123

Total liabilities	601,550,552	566,645,867

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,892,904 and 4,734,901 shares issued and outstanding in 2004 and 2003, respectively	4,892,904	4,734,901
Additional paid-capital	59,708,936	58,804,916
Treasury stock	(3,892,948)	(2,691,777)
Retained earnings	2,034,003	1,267,653
Accumulated other comprehensive income (loss)	10,381	696,607

Total stockholders’ equity	62,753,276	62,812,300

Total liabilities and stockholders’ equity	$664,303,828	$629,458,167

The accompany notes are an integral part of the consolidated financial statements.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and dividend income
Loans, including fees	$29,259,385	$26,378,122	$17,754,121
Taxable investment securities	2,897,116	2,299,389	2,679,515
Tax-exempt investment securities	572,113	565,974	517,463
Other interest and dividends	188,107	192,459	231,355

Total interest and dividend income	32,916,721	29,435,944	21,182,454

Interest expense
Time deposits, $100,000 and over	3,213,517	3,321,303	3,000,086
Other deposits	6,289,213	6,439,197	4,946,779
Short term borrowings	706,925	295,064	338,269
Long term debt	2,078,457	1,728,388	793,755

Total interest expense	12,288,112	11,783,952	9,078,889

Net interest income	20,628,609	17,651,992	12,103,565
Provision for loan losses	6,458,000	1,110,000	1,223,962

Net interest income after provision for loan losses	14,170,609	16,541,992	10,879,603

Non-interest income
Service charges on deposit accounts	2,491,652	2,666,899	1,851,143
Factoring operations	447,444	521,761	408,889
Mortgage operations	1,040,120	1,801,024	2,185,619
Income on investment in bank-owned life insurance	396,668	309,721	107,839
Gain on sale of investment securities	139,695	76,519	460,772
Security commissions	721,801	419,031	144,961
Other	37,435	576,366	354,457

Total non-interest income	5,274,815	6,371,321	5,513,680

Non-interest expenses
Compensation and employee benefits	8,935,398	8,291,746	5,697,786
Occupancy and equipment	3,005,629	2,228,583	1,125,410
Professional fees	891,615	540,233	389,513
Stationery, printing and supplies	392,700	481,813	264,374
Advertising and business promotion	430,127	337,997	248,523
Data processing	—	803,322	732,855
Other	4,106,924	3,192,834	1,814,909

Total non-interest expenses	17,762,393	15,876,528	10,273,370

Income before income taxes	1,683,031	7,036,785	6,119,913
Income taxes	169,479	2,322,907	2,129,505

Net income	$1,513,552	$4,713,878	$3,990,408

Net income per common share
Basic	$0.33	$1.03	$1.32

Diluted	$0.31	$1.00	$1.24

The accompany notes are an integral part of the consolidated financial statements.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2002	4,270,348	$4,270,348	$51,016,222	$(1,192,728)	$4,906,988	$1,230,985	$60,231,815
Comprehensive income:
Net income	—	—	—	—	4,713,878	—	4,713,878
Unrealized holding losses on available-for-sale securities, net	—	—	—	—	—	(534,378)	(534,378)

Total comprehensive income	—	—	—	—	—	—	4,179,500

Purchase of treasury stock (86,417 shares)	—	—	—	(1,499,049)	—	—	(1,499,049)

Common stock issued pursuant to:
Stock options issued	50,165	50,165	474,087	—	—	—	524,252
Current income tax benefit	—	—	50,416	—	—	—	50,416
Stock dividend 10%	413,914	413,914	7,264,191	—	(7,678,105)	—	—
Cash paid for fractional shares	474	474	—	—	(13,163)	—	(12,689)
Cash dividends ($.16 per share)	—	—	—	—	(661,945)	—	(661,945)

Balance at December 31, 2003	4,734,901	4,734,901	58,804,916	(2,691,777)	1,267,653	696,607	62,812,300
Comprehensive income:
Net income	—	—	—	—	1,513,552	—	1,513,552
Unrealized holding losses on available-for-sale securities, net	—	—	—	—	—	(686,226)	(686,226)

Total comprehensive income	—	—	—	—	—	—	837,326

Purchase of treasury stock (67,600 shares)	—	—	—	(1,201,171)	—	—	(1,201,171)
Common stock issued pursuant to:
Stock options issued	158,003	158,003	904,020	—	—	—	1,062,023
Cash dividends ($.16 per share)		—	—	—	(747,202)	—	(747,202)

Balance at December 31, 2004	4,892,904	$4,892,904	$59,708,936	$(3,892,948)	$2,034,003	$10,381	$62,753,276

The accompany notes are an integral part of the consolidated financial statements.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$1,513,552	$4,713,878	$3,990,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,903,279	2,341,551	1,152,214
Amortization of intangibles	319,177	319,179	3,211
Deferred income taxes	(1,694,234)	277,146	(299,898)
Provision for loan losses	6,458,000	1,110,000	1,223,962
Provision for losses on foreclosed assets	—	17,292	95,357
Deferred compensation	65,791	70,673	30,070
Increase in cash surrender value of life insurance	(396,668)	(309,721)	(167,839)
Net gains on sales of investment securities	(139,695)	(76,519)	(460,772)
Net gain on sale of loans	(45,908)	—	—
Proceeds from sale of loans	1,634,429	—	—
Net (gains) losses on sales of other assets	258,519	20,881	(31,924)
Change in assets and liabilities:
(Increase) decrease in other assets	763,501	(74,448)	(1,370,378)
Increase (decrease) in other liabilities	1,085,107	(1,794,060)	323,825

Net cash provided by operating activities	11,724,850	6,925,573	4,656,075

Cash flows from investing activities
Purchase of investment securities available for sale	(46,401,617)	(62,736,697)	(30,016,572)
Purchase of securities held to maturity	—	(200,000)	—
Redemption (purchases) of Federal Home Loan Bank stock	(1,116,300)	176,000	(575,000)
Proceeds from sales, maturities and calls of available for sale investment securities	50,926,382	40,021,684	37,275,701
Net increase in loans	(44,118,226)	(50,523,798)	(56,352,017)
Net (increase) decrease in factored accounts receivable	338,890	480,095	(326,636)
Purchases of premises and equipment	(2,592,937)	(5,404,552)	(3,045,589)
Proceeds from sale of foreclosed real estate	1,428,215	1,187,776	1,201,854
Purchase of bank owned life insurance	(47,831)	(4,309,721)	(4,072,184)
Net cash paid in acquisition of Community Bancshares	—	—	(7,413,149)
Net cash received in branch acquisition	—	—	2,524,846

Net cash used in investing activities	(41,583,424)	(81,309,213)	(60,798,746)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	7,009,956	4,555,980	3,871,758
Net increase in interest-bearing deposits	33,259,529	52,871,719	50,083,846
Net decrease in securities sold under agreements to repurchase	(993,398)	(1,729)	(1,269,386)
Net increase (decrease) in federal funds purchased	(10,500,000)	11,500,000	(3,275,000)
Net increase in Federal Home Loan Bank advances	4,977,700	5,979,252	5,000,000
Proceeds from issuance of trust preferred securities	—	—	10,000,000
Cash paid for dividends	(747,202)	(661,945)	(383,981)
Cash paid for fractional shares	—	(12,689)	(6,840)
Purchase of treasury stock	(1,201,171)	(1,499,049)	(1,192,728)
Proceeds from issuance of common stock	1,062,023	524,252	307,001

Net cash provided by financing activities	32,867,437	73,255,791	63,134,670

Net increase (decrease) in cash and cash equivalents	3,008,863	(1,127,849)	6,991,999
Cash and cash equivalents, beginning of year	16,328,118	17,455,967	10,463,968

Cash and cash equivalents, end of year	$19,336,981	$16,328,118	$17,455,967

The accompany notes are an integral part of the consolidated financial statements.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE A - ORGANIZATION AND OPERATIONS

On June 30, 1999, Integrity Financial Corporation (formerly United Community Bancorp) (the Company) was formed as a holding company, and on October 16, 2001 the Company elected to become a financial holding company. The Company is headquartered in Hickory, North Carolina. The Company through mergers and acquisitions now owns two state chartered banks and four wholly owned subsidiaries offering a full range of banking and investment activities.

Catawba Valley Bank was incorporated on October 3, 1995 and began banking operations on November 1, 1995. On December 31, 2002, the Company acquired Community Bancshares, Inc. located in Wilkesboro, North Carolina the holding company for Northwestern National Bank. While Northwestern was merged into Catawba Valley Bank, those branches are doing business as “Northwestern Bank, A division of Catawba Valley Bank”. Catawba Valley Bank currently operates four locations in Catawba County, three locations in Wilkes County, two locations in Iredell County and one location each in Alexander, Ashe and Watauga Counties. Catawba Valley Bank is engaged in commercial and retail banking operating under the banking laws of North Carolina and the rules and regulations of FDIC and the North Carolina Commissioner of Banks.

On December 31, 2001, First Gaston Bank of North Carolina became a wholly owned subsidiary of Integrity Financial Corporation. First Gaston Bank was incorporated on March 16, 1995 and began banking operations on July 11, 1995. First Gaston Bank currently serves Gaston County, North Carolina, and surrounding areas through its five banking offices and is engaged in commercial and retail banking, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.

Integrity Securities, Inc. (formally Valley Financial Services, Inc.) is a wholly owned subsidiary of Integrity Financial Corporation whose principal business activity is that of an agent for various insurance products and non-bank investment products and services. In August of 2003, Integrity Securities opened a full service brokerage office.

Community Mortgage is a wholly owned subsidiary of Integrity Financial Corporation, resulting from the aforementioned acquisition of Community Bancshares, Inc.

The Company formed Catawba Valley Capital Trust I (“Trust I”) and Catawba Valley Capital Trust II (“Trust II”) during 2002 in order to facilitate the issuance of trust preferred securities. The Trusts are statutory business trusts formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities results in the deconsolidation of the trust preferred subsidiaries, Trust I and Trust II. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in long-term debt and the Company’s equity interests in the trusts were included in other assets. The deconsolidation of the trusts did not materially impact net income.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE A - ORGANIZATION AND OPERATIONS (Continued)

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that would retain the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. The Company believes that it would still exceed the regulatory required minimums for capital adequacy purposes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation, Catawba Valley Bank, First Gaston Bank, Integrity Securities, Inc., and Community Mortgage Corporation, collectively referred to as the “Company.” All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, federal funds sold and interest-earning deposits in banks.

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2004, the daily average gross reserve requirement was $5,717,000.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

Investment securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Available-for-sale securities are reported at fair value and consist of bonds and notes not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination and other fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight line method.

The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, while management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expense.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The estimated lives for buildings are 40 years and the estimated lives for equipment and fixtures range from 3 to 20 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Factored Accounts Receivable

The Factored Accounts Receivable Program is used by the Company to provide commercial customers with operating cash. The Company will pay between 80 and 90 percent of an invoice in cash to the customer for invoices that the customer has billed out. The customer submits the invoices to a third party processor. The Company is notified of the amount of the invoice and an interest free loan will be set up for the percentage of cash paid out. The remainder of the invoice will be split between the customer’s operating account, a reserve account and the Company’s fees charged for this program. These fees are recognized on the consolidated statements of operations in the line item “Factoring operations.” The payment of the invoice will come directly to the Company and will be applied to the loan balance. Once a month, the Company will transfer money from the reserve account to the customer’s operating account. If an invoice becomes 120 day past due, the reserve account is charged for the invoice and the loan amount is reduced.

Goodwill

Goodwill arose from the 2002 purchase of a banking branch in Dallas, North Carolina and a financial institution headquartered in Wilkesboro, North Carolina. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. Goodwill recorded by the Company in conjunction with the business combination amounted to $16,769,678 for purchase of the financial institution. An adjustment was made to increase goodwill by $220,316 during 2003 as the Company completed its determination of the fair value of the net assets acquired in the aforementioned business combination. The remainder of the goodwill recorded by the Company at December 31, 2004 and 2003 of $468,111 resulted from the purchase of the banking branch.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets

Other intangible assets were acquired in conjunction with the 2002 purchase of a banking branch in Dallas, North Carolina and of a financial institution headquartered in Wilkesboro, North Carolina. Subject to the provisions of SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142), such other intangible assets, which consist entirely of deposit base premiums acquired through branch and business acquisitions, are amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company’s estimate of the approximate lives of the acquired deposit relationships, an 8 and 9 year straight-line amortization schedule has been established for the other intangible assets related to the branch and financial institution acquisitions, respectively. The Company will continue to evaluate amortization periods and such amortization periods could be revised downwards (but not upwards) in the future if circumstances warrant. The initial deposit premiums associated with the purchase of the branch and financial institution were $99,924 and $2,699,188, respectively. Amortization of these other intangible assets amounted to $319,177 for the years ended December 31, 2004 and December 31, 2003. The estimated amortization expense for these deposit premium intangible assets for each of the years in the five year period ending December 31, 2008 is expected to be $313,985, $312,015, $310,367, and $308,694, respectively. The Company had no other intangible assets at December 31, 2004.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company’s subsidiary banks invest in stock of the Federal Home Loan Bank of Atlanta. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2004.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

	2004	2003	2002
Net income as reported	$1,513,552	$4,713,878	$3,990,408
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(47,027)	(44,186)	(24,832)

Net income pro forma	$1,466,525	$4,669,692	$3,965,576

Basic net income per common share
As reported	$0.33	$1.03	$1.32
Pro forma	0.32	1.02	1.31

Diluted net income per common share
As reported	$0.31	$1.00	$1.24
Pro forma	0.30	1.00	1.24

Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for the 10% stock dividend paid in 2003. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2004	2003	2002
Weighted average number of common shares used in computing basic net income per common share	4,623,169	4,556,943	3,019,389

Effect of dilutive stock options	194,326	134,122	198,560

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	4,817,495	4,691,065	3,217,949

For the year ended December 31, 2004, there were 11,997 options that were antidilutive since the exercise price was less than the average market price for the year. For years ended December 31, 2003 and 2002, there were no options that were antidilutive.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The Company’s only component of other comprehensive income relates to unrealized gains and losses on securities available for sale.

The components of other comprehensive income and related tax effects are as follows:

	2004	2003	2002
Unrealized holding gains (losses) on available-for-sale securities	$(909,495)	$(741,743)	$1,449,617
Tax effect	314,637	256,337	(516,573)

	(594,858)	(485,406)	933,044

Reclassification adjustment for gains realized in income	(139,695)	(76,519)	(460,772)
Tax effect	48,327	27,547	165,878

	(91,369)	(48,972)	(294,894)

Net of tax amount	$(686,226)	$(534,378)	$638,150

New Accounting Standards

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $47,027, $44,186, and $24,832, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected not to have a material effect on our consolidated financial statements.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale at December 31 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2004
Available for Sale
U.S. Government agencies	$38,412,078	$17,690	$527,922	$37,901,846
Municipal agencies	11,166,010	613,946	9,941	11,770,015
Mortgage-backed securities	36,418,154	213,971	223,975	36,408,150
Other	839,791	11	66,900	772,902

	$86,836,033	$845,618	$828,738	$86,852,913

Held to Maturity
Municipal agencies	$2,757,826	$173,866	$1,219	$2,930,473
Other	1,333,251	9,260	—	1,342,511

	$4,091,077	$183,126	$1,219	$4,272,984

2003
Available for Sale
U.S. Government agencies	$47,563,608	$435,643	$190,745	$47,808,506
Municipal agencies	10,654,667	701,530	—	11,356,197
Mortgage-backed securities	32,736,850	295,897	162,688	32,870,059
Other	1,935,042	1,122	14,689	1,921,475

	$92,890,167	$1,434,192	$368,122	$93,956,237

Held to Maturity
Municipal agencies	$2,758,300	$169,176	$3,611	$2,923,865
Other	200,000	—	—	200,000

	$2,958,300	$169,176	$3,611	$3,123,865

At December 31, 2004 and 2003, investment securities with a fair market value of $19,321,561 and $19,726,926, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2004 and 2003, the carrying amount of securities pledged to secure repurchase agreements and Federal Home Loan Bank advances combined was $7,900,841 and $7,706,105 respectively.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities available for sale at December 31, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale
	Amortized cost	Fair value
Available for Sale
Due in one year or less	$2,285,767	$2,288,984
Due after one year through five years	28,342,083	28,288,476
Due after five years through ten years	16,272,643	16,310,880
Due after ten years	3,517,386	3,556,423
Mortgage-backed securities	36,418,154	36,408,150

	$86,836,033	$86,852,913

	Held to Maturity
	Amortized cost	Fair value
Held to Maturity
Due in one year or less	$—	$—
Due after one year through five years	71,543	75,917
Due after five years through ten years	1,977,327	2,051,220
Due after ten years	2,042,207	2,145,847
Mortgage-backed securities	—	—

	$4,091,077	$4,272,984

The amortized cost and fair value of mortgage-backed securities by contractual maturities are not reported because the actual maturities may be, and often are, significantly different from contractual maturities.

For the years ended December 31, 2004 and 2003, proceeds from sales of investment securities available for sale amounted to $28,430,414 and $4,405,345, respectively. Gross realized gains in 2004 and 2003 from these sales amounted to $272,321 and $80,371, respectively. Gross realized losses in 2004 and 2003 from these sales amounted to $132,636 and $3,852, respectively.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. The unrealized losses relate primarily to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$24,453,613	$373,400	$9,042,998	$154,522	$33,496,611	$527,922
Mortgage-backed securities	12,407,851	111,550	6,903,714	112,425	19,311,565	223,975
Other	1,198,822	11,160	233,100	66,900	1,431,922	78,060

Total temporarily impaired securities	$38,060,286	$496,110	$16,179,812	$333,847	$54,240,098	$829,957

	2003
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$14,162,459	$190,724	$140,027	$21	$14,302,486	$190,745
Mortgage-backed securities	11,550,467	160,664	210,667	2,024	11,761,134	162,688
Other	869,645	14,689	—	—	869,645	14,689

Total temporarily impaired securities	$26,582,571	$366,077	$350,694	$2,045	$26,933,265	$368,122

The aggregate cost of the Company’s cost method investments totaled $1,139,159 at December 31, 2004. Investments with an aggregate cost of $654,166 were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify an events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining cost method investments, which consists of Bankers Bank stock and FHLMC Preferred Stock, the Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired).

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE D - LOANS AND ALLOWANCES FOR LOAN LOSSES

Loans at December 31 are summarized as follows:

	2004	2003
Commercial	$182,923,354	$149,016,853
Mortgage loans on real estate:
Construction and land development	67,153,811	57,975,114
Residential, 1-4 families	78,977,078	71,893,215
Residential, 5 or more families	14,905,045	17,246,695
Residential, home equity	46,886,273	38,778,405
Farmland	2,175,508	2,797,854
Nonfarm, nonresidential	75,005,184	93,349,521
Consumer installment loans	32,965,504	25,817,150
Other	—	7,012,044

	500,991,757	463,886,851
Less:
Allowance for loan losses	10,416,195	6,170,666
Net deferred loan fees	310,860	440,147

Loans, net	$490,264,702	$457,276,038

The Company has granted loans to certain directors and executive officers of the Company and to their associates. During 2004, $11,811,447 in new loans were made, repayments of $11,431,988 were collected and $1,138,766 of deletions resulting from resignations and terminations, resulting in a balance of $16,200,587 at December 31, 2004. At December 31, 2003, the balance of such loans was $16,959,894.

A summary of the activity in the allowance for loan losses for each of the years in the three year period ended December 31, 2004 is as follows:

	2004	2003	2002
Balance, beginning of the year	$6,170,666	$5,721,452	$3,454,218
Provision for loan losses	6,458,000	1,110,000	1,223,962
Loans charged off	(2,558,660)	(781,726)	(589,755)
Recoveries of loans charged off	346,189	120,940	31,948
Allowance recorded related to loans assumed in acquisition of Community	—	—	1,601,079

Balance, end of year	$10,416,195	$6,170,666	$5,721,452

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE D - LOANS AND ALLOWANCES FOR LOAN LOSSES (Continued)

The allocation of the allowance for loan losses applicable to each category of loans is as follows:

	At December 31,
	2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$1,667	16.01%	$796	12.90%
Multi-family residential	37	0.35%	199	3.22%
Nonresidential real estate	1,130	10.85%	1,066	17.27%
Residential construction	773	7.42%	391	6.34%
Land	3	0.02%	150	2.43%
Home equity	493	4.74%	388	6.29%

Total real estate loans	4,103	39.39%	2,990	48.45%

Commercial/consumer loans:
Commercial loans	5,391	51.75%	1,859	30.12%
Share and other loans	—	—%	398	6.45%
Credit reserve	658	6.32%	27	0.44%

Total commercial/ consumer loans	6,049	58.07%	2,284	37.01%

Unallocated	264	2.54%	897	14.54%

	$10,416	100.00%	$6,171	100.00%

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

	2004	2003
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$3,278,867	$2,165,164
Past due loans 90 days or more and still accruing	954,375	2,290,695

	$4,233,242	$4,455,859

During the years ended December 31, 2004, 2003 and 2002, interest income of $105,277, $124,904 and $109,091, respectively, was not recorded related to loans accounted for on a nonaccrual basis.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE D - LOANS AND ALLOWANCES FOR LOAN LOSSES (Continued)

At December 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired amounted to $16,489,254 and $3,411,104, respectively. Those loans considered to be impaired consisted of restructured and non-accrual loans and all other loans evaluated for impairment for which some degree of impairment was identified. The related allowance for losses on these loans was $5,386,880 and $203,506 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was $12,871,828 and $3,199,982, respectively. For the years ended December 31, 2003 and 2002, interest income recognized on impaired loans was not material. For the year ended December 31, 2004, interest income recognized on impaired loans was approximately $388,000.

NOTE E - BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2004	2003
Land	$5,061,116	$4,849,101
Leasehold improvements	243,908	243,908
Equipment and fixtures	7,555,786	7,120,332
Buildings	10,402,145	9,318,681
Construction in progress	1,880,460	1,018,457

	25,143,415	22,550,479
Less accumulated depreciation and amortization	4,982,576	3,793,889

	$20,160,839	$18,756,590

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1,206,581, $865,529 and $ 601,364 respectively.

NOTE F - DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits (in thousands) are as follows:

2005	$215,712
2006	46,114
2007	35,657
2008	2,603
2009	671
Thereafter	125

$300,882

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE G - BORROWINGS

Short-term debt consists of federal funds purchased and securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date. Additional information at December 31, 2004 and 2003 and for the years then ended is summarized below:

	2004	2003
Outstanding balance at December 31	$3,951,860	$15,445,258

Year-end weighted average rate	0.94%	0.46%

Daily average outstanding during the year	$4,525,022	$9,081,381

Average rate for the year	1.14%	1.69%

Maximum outstanding at any month-end during the year	$7,137,004	$15,445,258

Federal Home Loan Bank Advances

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock, qualifying first mortgage loans, qualifying multi-family first mortgage, qualifying home equity loans, qualifying commercial loans and investment securities. At December 31, 2004, the balance of qualifying first mortgage loans was approximately $30.2 million, the balance of qualifying multi-family first mortgage was approximately $4.6 million, the balance of qualifying home equity loans was $17.5 million and the balance of qualifying commercial loans was $22.0 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets.

Advances from the Federal Home Loan Bank of Atlanta consists of the following at December 31, 2004 and 2003:

Maturity	Interest Rate	2004	2003
01/15/2004	1.17%	$—	$1,000,000
07/16/2004	1.69%	—	4,000,000
09/28/2004	5.71%	—	2,000,000
11/07/2004	1.24%	—	2,000,000
01/18/2005	1.48%	5,000,000	—
02/07/2005	2.21%	1,500,000	1,500,000
03/17/2005	6.60%	2,000,000	2,000,000
03/28/2005	2.06%	6,000,000	6,000,000
04/21/2005	2.18%	3,000,000	3,000,000
05/10/2005	2.62%	5,000,000	—
07/05/2005	1.73%	2,000,000	2,000,000
11/09/2005	2.28%	4,000,000	—
11/16/2009	3.93%	3,000,000	3,000,000
03/17/2010	5.71%	1,000,000	1,000,000
01/12/2011	4.68%	1,000,000	1,000,000
02/01/2011	4.73%	7,000,000	7,000,000
05/02/2011	4.16%	1,000,000	1,000,000
09/04/2012	3.26%	5,000,000	5,000,000
08/27/2018	6.15%	587,315	609,615

		$47,087,315	$42,109,615

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE G - BORROWINGS (Continued)

Federal Home Loan Bank Advances (Continued)

At December 31, 2004, the Company, through its bank subsidiaries, had an additional $74,684,348 of credit available from the Federal Home Loan Bank and available lines of credit totaling $24,500,000 from correspondent banks.

NOTE H - LEASES

The Company’s subsidiary, Catawba Valley Bank, has entered into noncancelable operating leases for a branch location that expires in 2005 (with two five-year renewal options), a branch location that expires in 2008 (with one five-year renewal option), land for a branch location that expires in 2006 (with two three-year renewal options) and land for administrative operations that expires in 2006 (with one five-year option).

The Company’s subsidiary, First Gaston Bank, has a non-cancelable operating lease for a branch location that expires in 2009 (with one 5-year renewal option).

Integrity Securities, a wholly owned subsidiary of the Company, has a location leased that expires in 2006 (with two 2-year renewal options). Future minimum lease payments under these leases for years subsequent to December 31, 2004 are as follows.

2005	$193,249
2006	169,046
2007	115,181
2008	117,826
Thereafter	92,457

$687,759

Total rental expense related to the operating leases was $219,734, $244,548 and $68,349 for the years ended December 31, 2004, 2003 and 2002 respectively.

NOTE I - EMPLOYEE BENEFIT PLANS

Deferred Compensation and Life Insurance

In 1999, the Company’s subsidiary, First Gaston Bank, adopted a deferred compensation plan, which supersedes a 1996 plan, to provide future compensation upon retirement for the president. Under plan provisions, aggregate annual payments projected to range from $44,838 to $68,674 are payable for 10 years, generally beginning at age 65. Liability accrued for compensation deferred under the plan amounts to $389,204 and $323,413 at December 31, 2004 and 2003, respectively.

First Gaston Bank is the owner and beneficiary of a life insurance policy designed to fund the deferred compensation liability. The policy’s cash value totaled $839,091 and $806,715 at December 31, 2004 and 2003, respectively.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE I - EMPLOYEE BENEFIT PLANS (Continued)

Split-Dollar Life Insurance

During 2003 and 2002, the Company entered into Life Insurance Endorsement Method Split Dollar Agreements with certain officers. Under these agreements, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officers’ beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies.

Defined Contribution Plan

Both Catawba Valley Bank and First Gaston Bank sponsor a contributory profit-sharing plan which provide for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to 15% of the participant’s annual salary and an employer contribution of up to 100% matching of the first 6% of pre-tax salary contributed by each participant. The Banks may make additional discretionary profit sharing contributions to the plan on behalf of all participants. Amounts deferred above the first 6% of salary are not matched by the Banks. Expenses related to these plans for the years ended December 31, 2004, 2003 and 2002 were $335,080, $266,888 and $174,076 respectively.

Stock Option Plans

The Company has an incentive stock option plan (the “Employee Plan”) which is intended to attract and induce continued employment of key employees and to provide them an opportunity to acquire a proprietary interest in the Company and to align their long-term interests with that of the stockholders. Non-employee directors do not participate in the Employee Plan. The exercise price of each share of common stock covered by an option is equal to the fair market value per share of the Company’s common stock on the date the option is granted. These qualified options have a vesting schedule which provides that 20% of the options granted will vest on the first annual anniversary of the date of the grant and 20% will vest on each subsequent annual anniversary date, so that the options will be completely vested at the end of five years after the date of grant. Options under the Employee Plan expire ten years after the grant date.

The Company also has a nonqualified stock option plan for directors (the “Director Plan”) which is intended to attract capable individuals to serve on the Boards of Directors of the Company and its bank subsidiaries. Employee directors do not participate in the Director Plan. The exercise price of each share of common stock covered by an option is equal to the fair market value per share of the Company’s common stock on the date the option is granted. Options under the Director Plan fully vest at the date of grant and expire ten years after the grant date.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE I - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the transactions for the Company’s option plans as of and for the years ended December 31, 2004, 2003 and 2002, which reflects all stock dividends paid to date, is as follows:

		Outstanding Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price
At December 31, 2001	2,558	451,014	$9.25
Options granted	—	—	—
Plan amendment	100,000	—	—
Options assumed in acquisition of Community	—	181,078	11.10
Options exercised	—	(30,834)	9.80
Options expired and forfeited	—	—	—

At December 31, 2002	102,558	601,258	9.80
Options granted	(48,000)	48,000	17.17
Plan amendment		—	—
Options exercised	—	(50,165)	10.09
Options expired and forfeited	4,150	(4,150)	11.56
10% Stock dividend	5,455	61,271	—

At December 31, 2003	64,163	656,214	9.39
Options granted	(41,000)	41,000	17.95
Plan amendment	250,000	—	—
Options exercised	—	(178,823)	8.47
Options expired and forfeited	19,509	(19,509)	14.32
Prior period forfeitures	24,919	(24,919)	—
Adjustment to options expired and forfeited	—	(5,249)	—

At December 31, 2004	317,591	468,714	$11.01

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003: dividend yield of .89% and .91%; expected volatility of 12.9% and 13.5%; risk free interest rate of 3.95% and 1.15%; and weighted average expected lives of seven years.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE I - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

Additional information relating to the plans as of December 31, 2004 is detailed below:

Outstanding options:

Range of Exercise Prices	Number Outstanding	Weighted Avg Exercise Price	Weighted Avg Life in Years
$6.51-$11.00	246,472	$8.35	10.39
$11.01-$19.40	222,242	$13.95	6.18

Total	468,714	$11.01	8.39

Exercisable options:

Exercise Prices	Outstanding	Exercise Price
$6.51-$11.00	245,988	$8.35
$11.01-$19.40	154,490	$12.60

Total	400,478	$9.99

NOTE J - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Catawba Valley Capital Trust I and Catawba Valley Capital Trust II (the “Trusts”), which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $310,000 investment in the common equity of the Trusts being included in the condensed consolidated balance sheets as other assets with a corresponding increase in long term debt. The Company is now recording greater interest expense and income received from the Trusts with no effect on net income. The income and interest expense received from and paid to the Trusts, respectively, is being included in the consolidated statements of income and comprehensive income as other non-interest income and expense. The increases to other non-interest income and expense for the years ended December 31, 2003 and 2002, respectively, would not have been material had FIN 46R been implemented on January 1, 2002.

The Company has Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) outstanding. The Junior Subordinated Debentures were issued from funds invested from the sale of trust preferred securities by Catawba Valley Capital Trust I and Catawba Valley Capital Trust II, both of which are wholly owned by the Company.

On December 20, 2002, Catawba Valley Capital Trust I (“Trust I”) and Catawba Valley Capital Trust II (“Trust II”) each issued $5 million of preferred securities. The preferred securities issued by Trust I pay cumulative cash distributions quarterly at a rate equal to the three-month LIBOR plus 335 basis points. The preferred securities issued by Trust II pay cumulative cash distributions quarterly at a rate of 6.85%. The dividends paid to holders of the preferred securities, which are recorded as interest expense, are tax deductible for income tax purposes. The preferred securities are redeemable on December 20, 2007. Redemption is mandatory at December 30, 2032.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE J - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

The proceeds of the preferred securities were invested by Trust I and Trust II in junior subordinated debentures of the Company due December 30, 2032. The Company fully and unconditionally guarantees the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligations under these guarantees are unsecured and subordinate to senior and subordinated indebtedness of the Company. The preferred securities qualify as Tier I capital for regulatory capital purposes.

A description of the Junior Subordinated Debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2004	2003
Catawba Valley Capital Trust I	12/20/2002	5,000	Floating	12/30/2032	$5,155,000	$5,000,000
Catawba Valley Capital Trust II	12/20/2002	5,000	6.85	12/30/2032	$5,155,000	$5,000,000

NOTE K - OFF-BALANCE SHEET RISK

The Company’s wholly owned bank subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Banks upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Banks’ exposure to off-balance sheet risk as of December 31, 2004 is as follows:

Financial instruments whose contract amounts represent credit risk (dollars in thousands):

Undisbursed lines of credit	$115,010
Standby letters of credit	950
Commitments to purchase or build	900

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE L - INCOME TAXES

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31 is as follows:

	2004	2003	2002
Current	$1,863,713	$2,045,761	$2,429,403
Deferred	(1,694,234)	277,146	(299,898)

	$169,479	$2,322,907	$2,129,505

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the consolidated statements of operations is as follows:

	2004	2003	2002
Tax at statutory federal rate	$572,231	$2,392,506	$2,080,770
State income tax, net of federal benefit	151,893	320,174	278,456
U. S. Government and municipal interest	(421,416)	(541,131)	(256,636)
Other	(133,229)	151,358	26,915

	$169,479	$2,322,907	$2,129,505

The components of the net deferred tax asset (liability), included in other assets (other liabilities), are as follows:

	2004	2003	2002
Deferred tax assets:
Allowance for loan losses	$3,839,287	$2,147,029	$2,042,295
Deferred compensation	150,038	124,676	97,431
Other	35,519	90,679	29,359

Total deferred tax assets	4,024,844	2,362,384	2,169,085

Deferred tax liabilities:
Depreciation	924,561	897,003	210,386
Unrealized investment gain	36,749	369,463	653,347
Intangible assets	809,307	924,922	1,040,537
Other	311,704	255,420	138,409

Total deferred tax liabilities	2,082,321	2,446,808	2,042,679

Net deferred tax asset (liability)	$1,942,523	$(84,424)	$126,406

NOTE M - REGULATORY RESTRICTIONS

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE M - REGULATORY RESTRICTIONS (Continued)

The Banks, as North Carolina banking corporations, may pay cash dividends only out of undivided profits as determined pursuant to North Carolina General Statutes. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized both Catawba Valley Bank and First Gaston Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. Since the most recent notification from the Federal Deposit Insurance Corporation, management has determined that Catawba Valley Bank is adequately capitalized, but is no longer well capitalized. There are no conditions or events since the most recent notification from the Federal Deposit Insurance Corporation that management believes have changed First Gaston Bank’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

			Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
December 31, 2004:
Total Capital to Risk
Weighted Assets:
Consolidated	$62,753	11.23%	$44,692	8.00%	$	N/A	N/A
Catawba Valley Bank	37,782	9.74%	31,032	8.00%		38,790	10.00%
First Gaston Bank	18,934	11.32%	13,379	8.00%		16,723	10.00%

Tier 1 Capital to Risk
Weighted Assets:
Consolidated	53,348	9.55%	22,346	4.00%		N/A	N/A
Catawba Valley Bank	32,983	8.48%	15,516	4.00%		23,274	6.00%
First Gaston Bank	16,842	10.07%	6,689	4.00%		10,034	6.00%

Tier 1 Capital to Average Assets:
Consolidated	53,348	8.17%	26,133	4.00%		N/A	N/A
Catawba Valley Bank	32,893	7.53%	17,484	4.00%		21,855	5.00%
First Gaston Bank	16,842	8.02%	8,399	4.00%		10,499	5.00%

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE M - REGULATORY RESTRICTIONS (Continued)

			Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
December 31, 2003:
Total Capital to Risk
Weighted Assets:
Consolidated	$62,812	12.92%	$38,907	8.00%	$	N/A	N/A
Catawba Valley Bank	36,185	11.13%	26,012	8.00%		32,514	10.00%
First Gaston Bank	17,132	10.94%	12,526	8.00%		15,658	10.00%

Tier 1 Capital to Risk
Weighted Assets:
Consolidated	52,400	10.77%	19,454	4.00%		N/A	N/A
Catawba Valley Bank	32,227	9.91%	13,006	4.00%		19,509	6.00%
First Gaston Bank	15,174	9.69%	6,263	4.00%		9,395	6.00%

Tier 1 Capital to Average Assets:
Consolidated	52,400	8.86%	23,462	4.00%		N/A	N/A
Catawba Valley Bank	32,227	8.17%	15,777	4.00%		19,721	5.00%
First Gaston Bank	15,174	7.90%	7,685	4.00%		9,606	5.00%

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, federal funds sold, investment securities, loans, factored accounts receivable, stock in the Federal Home Loan Bank of Atlanta, deposit accounts and borrowings, which consist of Federal Home Loan Bank advances, securities sold under agreement to repurchase, federal funds purchased, and trust preferred securities. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Interest-Earning Deposits With Banks, and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits with banks, and federal funds sold approximate fair value because of the short maturities of those instruments.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Investment Securities

Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Factored Accounts Receivable

The fair values for factored accounts receivable are estimated using a discounted cash flow analysis using yield rates computed on transactions with similar arrangements.

Stock in Federal Home Loan Bank of Atlanta

The fair value FHLB stock approximates carrying value, based on the redemption provisions of the Federal Home Loan Bank.

Bank Owned Life Insurance

The investment in bank owned life insurance represents the cash value of the policies at December 31, 2004 and 2003. The rates are adjusted annually thereby minimizing market fluctuations.

Deposits

The fair value of non-interest bearing demand, money market, NOW and savings deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated based on discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note K, it is not practicable to estimate the fair value of future financing commitments.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$19,337	$19,337	$16,328	$16,328
Securities available for sale	86,853	86,853	93,956	92,890
Securities held to maturity	4,091	4,273	2,958	3,124
Stock in the Federal Home Loan Bank	3,372	3,372	2,256	2,256
Bank-owned life insurance	9,600	9,600	9,156	9,156
Loans	490,265	491,186	457,276	461,080
Factored accounts receivable	2,876	2,876	3,214	3,214

Financial liabilities:
Deposits	538,229	538,753	497,960	493,071
Borrowings	61,349	61,133	67,555	74,472

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE O - PARENT COMPANY FINANCIAL DATA

The following is a summary of the condensed financial statements of Integrity Financial Corporation as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

Condensed Balance Sheets

December 31, 2004 and 2003

	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$—	$1,077
Investment in subsidiaries	69,790	67,863
Bank premises and equipment	3,031	3,304
Other assets	571	1,399

Total assets	$73,392	$73,643

Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$329	$520
Junior subordinated debentures	10,310	10,310

Total liabilities	10,639	10,830

Stockholders’ equity:
Common stock	4,893	4,735
Additional paid in capital	59,709	58,805
Treasury stock	(3,893)	(2,692)
Retained earnings, substantially restricted	2,034	1,268
Accumulated other comprehensive income	10	697

Total stockholders’ equity	62,753	62,813

Total liabilities and stockholders’ equity	$73,392	$73,643

Condensed Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Equity in earnings of subsidiaries	$2,614	$4,992	$4,153
Other income	3,565	2,125	232
Interest expense	(593)	(589)	(18)
Compensation and employee benefit	(1,741)	(662)	—
Occupancy and equipment	(892)	(119)	(7)
Professional fees	(528)	(362)	(110)
Stationery, printing and supplies	(116)	(33)	(3)
Advertising and business promotion	(196)	(226)	(139)
Other expense	(1,151)	(596)	(186)
Income tax benefit	552	184	68

Net income	$1,514	$4,714	$3,990

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$1,514	$4,714	$3,990
Depreciation	402	(67)	—
Equity in earnings of subsidiaries	(2,614)	(4,992)	(4,153)
(Increase) decrease in other assets	829	(1,395)	(307)
Increase (decrease) in other liabilities	(192)	558	12

Net cash used by operating activities	(61)	(1,182)	(458)

Cash Flows from Investing Activities:
Purchases of premises and equipment	(129)	(1,911)	(371)
Investment in subsidiaries	—	(1,000)	1,700
Proceeds from subsidiary stock purchase	—	4,590	—
Net cash paid in acquisition of Community Bancshares	—	—	(7,413)

Net cash provided (used) by investing activities	(129)	1,679	(6,084)

Cash Flows from Financing Activities:
Junior subordinated debentures issued to subsidiaries	—	300	9,700
Cash paid for dividends	(747)	(662)	(384)
Cash paid for fractional shares	—	(12)	(7)
Purchase of treasury stock	(1,201)	(1,499)	(1,192)
Proceeds from issuance of common stock	1,062	524	307

Net cash provided (used) by financing activities	(886)	(1,349)	8,424

Increase in cash and cash equivalents	(1,076)	(852)	1,882

Cash and cash equivalents, beginning	1,076	1,928	46

Cash and cash equivalents, ending	$—	$1,076	$1,928

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE P - ACQUISITION OF COMMUNITY BANCSHARES, INC.

On December 31, 2002, the Company acquired Community Bancshares, Inc. (“Community”) in Wilkesboro, North Carolina, the holding company for Northwestern National Bank (“Northwestern”) and Community Mortgage Corporation (“Community Mortgage”). The Company’s board of directors believed that the merger was in the best interests of Integrity (formally United Community) and its shareholders because it presented an important opportunity for the Company to increase shareholder value through growth by acquiring a profitable, well-managed financial institution in a market that is a logical expansion for Integrity’s subsidiary bank, Catawba Valley Bank. Northwestern was originally charted in 1992, and its market area consists of the communities in the counties of Wilkes, Watauga, Alexander, and Ashe. Northwestern is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans. Community Mortgage is engaged in mortgage related activities.

Each Community share of common stock was exchanged for 1.2575 shares of Integrity Financial Corporation common stock or $21.00, or in a combination of 70% Integrity common stock and 30% cash. The Company acquired one hundred percent of Community’s common shares. As a result of the acquisition, the Company issued 1,465,454 shares of its common stock valued at $16.70. The total purchase price of $36.2 million consisted of $10.7 million in cash, $24.5 million in common stock, and $1.0 million in vested options issued in exchange for outstanding options of Community. The transaction was accounted for under the purchase method and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at December 31, 2002 (dollars in thousands):

Loans	$116,391
Investment securities	19,509
Premises and equipment	4,237
Goodwill	16,549
Other intangible assets	2,699
Other assets	6,035
Deposits	(121,719)
Borrowings	(5,856)
Other liabilities	(1,596)

Net assets acquired	$36,249

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE P - ACQUISITION OF COMMUNITY BANCSHARES, INC. (Continued)

The following table reflects the pro forma combined results of operations of the Company and Community for 2002. The pro-forma information below is not necessarily indicative of the results of operations that would have resulted had the merger been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods (dollars in thousands).

2002
Net interest income	$16,778
Net Income	4,063

Net income per common share:
Basic	$0.96
Diluted	0.93

The pro forma combined results of operations above for 2002, includes non-recurring expenses net of tax of approximately $436,000. These expenses consisted of professional fees and compensation paid to Community’s chief executive officer.

NOTE Q - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2004	2003	2002
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$12,756,228	$11,766,551	$8,980,298
Income taxes	663,399	2,226,567	2,563,735

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE R - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2004	2003	2002
Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed real estate	$2,904,473	$1,688,974	$686,541
Change in unrealized gain on available-for-sale securities, net of tax	(716,476)	(534,378)	638,150
Common stock distributed as a dividend:
Common stock	$—	$413,914	$—
Additional paid in capital	—	7,264,191	—

Fair value of stock dividend	$—	$7,678,105	$—

Transfer of securities classified as available for sale to held to maturity	$—	$2,758,300	$—
Tax benefit for the exercise of non-qualified options	243,664	50,416	—
Adjustment to goodwill and to other assets regarding the Community Bancshares acquisition	—	220,316	—

Acquisition of Community Bancshares and Branch facility in 2002:

	Community Bancshares	Branch
Assets acquired:
Cash	$3,344,327	$103,487
Investment securities	19,509,133	—
Loans, net	116,390,665	2,592,827
Factored accounts receivable	800,405	—
Stock in the Federal Home Loan Bank	531,800	—
Foreclosed real estate	95,697	—
Premises and equipment	4,237,041	27,064
Goodwill	16,549,362	468,111
Other intangible assets	2,699,188	99,924
Other assets	1,262,903	365

Total assets acquired	165,420,521	3,291,778

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE R - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS (Continued)

	Community Bancshares	Branch
Liabilities assumed:
Deposits	$121,718,787	$5,710,644
Federal Home Loan Bank advances	5,630,363	—
Securities sold under agreement to repurchase	225,503	—
Other liabilities	1,596,382	2,493

Total liabilities assumed	129,171,035	5,713,137

Equity adjustment	25,492,010	—

Cash consideration paid (received)	$10,757,476	$(2,421,359)

Net cash paid (received) in acquisition	$7,413,149	$(2,524,846)

NOTE S - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth, for the periods indicated, selected information from our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$8,937	$8,924	$7,563	$7,493
Interest expense	3,207	3,389	2,821	2,871

Net interest income	5,730	5,535	4,742	4,622
Provision for loan losses	1,337	4,485	331	305

Net interest income after provision for loan losses	4,393	1,050	4,411	4,317
Non-interest income	1,155	1,047	1,462	1,611
Non-interest expense	5,442	4,042	3,973	4,306

Income before income taxes	106	(1,945)	1,900	1,622
Income taxes	(86)	(823)	574	504

Net income	$192	$(1,122)	$1,326	$1,118

Net income per share:
Basic	$0.04	$(0.24)	$0.29	$0.24
Diluted	0.04	(0.23)	0.27	0.23

Common stock:
Price:
High	$20.75	$19.00	$18.00	$18.00
Low	18.50	17.15	16.63	14.00

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE S - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$7,406	$7,285	$7,349	$7,395
Interest expense	2,877	2,932	2,955	3,020

Net interest income	4,529	4,353	4,394	4,375
Provision for loan losses	338	262	203	307

Net interest income after provision for loan losses	4,191	4,091	4,191	4,068
Non-interest income	1,148	1,813	1,835	1,575
Non-interest expense	3,974	4,132	3,985	3,785

Income before income taxes	1,365	1,772	2,041	1,858
Income taxes	345	611	702	664

Net income	$1,020	$1,161	$1,339	$1,194

Net income per share:
Basic	$.22	$.25	$.30	$.26
Diluted	.22	.24	.29	.25
Common stock:
Price:
High	$20.55	$18.54	$17.70	$18.18
Low	18.18	16.72	16.34	14.09

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a – Controls and Procedures

As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, Registrant’s management, including Registrant’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Registrant’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, Registrant maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K, will be filed by amendment to this Annual Report on Form 10-K in accordance with Release No. 34-50754.

Item 9b – Other Information

Not applicable.

Part III

Item 10 – Directors and Executive Officers of the Registrant

The Registrant’s Bylaws provide that its Board of Directors shall consist of between eight (8) and eighteen (18) members, as determined by the Board of Directors or the shareholders. If there are less than nine (9) directors, the members shall be elected for one (1) year terms, and if there are nine or more directors, the Board shall be divided into three (3) classes approximately equal in number and elected to staggered three (3) year terms. The Board has set the number of directors at twelve (12).

Name and Age	Position(s) Held	Director Since(1)	Term Expires	Principal Occupation and Business Experience During Past 5 Years
David E. Cline (56)	Chairman	1995	2005	President, Cline Seabrook Company, Waxhaw, NC (development firm).

W. Alex Hall, Jr. (67)	Interim President, CEO & Director	1995	2005	President and CEO of Integrity Financial Corporation; President and Chief Executive Officer, First Gaston Bank of North Carolina, Gastonia, NC.

Robert P. Huntley (67)	Director	1995	2005	Private Investor

Randy Miller (49)	Director	2004	2005	President, Randy D. Miller Lumber Co., Inc.; President, Pine Log Co., Inc.; President, Randy D. Miller Trucking Co., Inc.

Hal F. Huffman, Jr. (50)	Director	2004	2005	President, Huffman Enterprises, Inc. (ACE Hardware Franchise)

Jack Ray Ferguson (78)	Director	1999	2005	Retired; Henderson Store Manager, Lowe’s Companies, Inc., 1954 - 1985

Name and Age	Position(s) Held	Director Since(1)	Term Expires	Principal Occupation and Business Experience During Past 5 Years
Loretta P. Dodgen, Ed.D. (53)	Director	1995	2007	Management consultant, owner and Vice President, Multiple Choice, Inc., Gastonia, NC (training and organizational consulting firm).

W. Steve Ikerd (65)	Director	1995	2007	President and Owner, Ikerd Enterprises, Hickory, NC (real estate developers).

H. Ray McKenney, Jr. (50)	Director	1995	2006	President, McKenney Family Dealerships, Gaston County, NC (auto dealerships); Director, Holy Angels, Inc., Gastonia, NC (specialized care facility).

Howard L. Pruitt (68)	Director	1995	2006	Secretary, Southwood Furniture Company, Hickory, NC (furniture manufacturer); President, Pruitt Machinery, Inc., 1971-1995 (woodworking machinery sales).

Ronald S. Shoemaker (64)	Executive Vice President, COO & Director	1990	2006	Executive Vice President and COO, Integrity Financial Corporation; Regional President, Catawba Valley Bank; President, Community Bancshares, Inc. and Northwestern National Bank, 1990-2002.

Carl G. Yale (53)	Director	2004	2006	Certified Public Accountant and Owner, Hemric & Yale (CPA Firm), North Wilkesboro, NC.

(1)	Does not necessarily indicate continuous tenure. Includes prior service as a director of Catawba Valley Bank, First Gaston Bank of North Carolina or Community Bancshares, Inc., as applicable.

Set forth below is certain information regarding the Registrant’s executive officers.

Name	Age	Position	Business Experience
W. Alex Hall, Jr.	67	Director, President and Chief Executive Officer, Integrity Financial Corporation; Chief Executive Officer, First Gaston Bank of North Carolina.	President and Chief Executive Officer, Integrity Financial Corporation, Hickory, NC; Chief Executive Officer, First Gaston Bank of North Carolina, Gastonia, NC.

Ronald S. Shoemaker	64	Director, Executive Vice President and Chief Operating Officer, Integrity Financial Corporation; Regional President, Catawba Valley Bank.	Executive Vice President and Chief Operating Officer, Integrity Financial Corporation; Regional President, Catawba Valley Bank; President, Community Bancshares, Inc. and Northwestern National Bank, 1990-2002.

No director or executive officer of the Registrant is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940. There are no family relationships between any directors or executive officers of the Registrant.

The Registrant has a separately-designated standing audit committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are: Robert P. Huntley (Chairman), David E. Cline, Howard L. Pruitt, and Carl Yale. Each member of the Registrant’s Audit Committee is “independent” as such term is used in Item 7(d)(3)(iv) of the Schedule 14A under the Exchange Act. The Registrant’s Board of Directors has determined that Robert P. Huntley, chairman of the Audit Committee of the Board of Directors, is an “audit committee financial expert.”

The Registrant also has a separately-designated standing Nominating Committee. The members of the Nominating Committee are W. Steve Ikerd (Chairman), Loretta Dodgen, Jack Ray Ferguson, H. Ray McKenney, Jr. and Howard L. Pruitt. The duties of the Nominating Committee are: (i) to assist the Board of Directors, on an annual basis, by identifying individuals qualified to become board members, and to recommend to the board the director nominees for the next meeting of shareholders at which directors are to be elected; and (ii) to assist the Board of Directors by identifying individuals qualified to become board members, in the event a vacancy on the board exists and that such vacancy should be filled.

The Registrant’s common stock is traded on the Nasdaq SmallCap Market and the members of the Nominating Committee are “independent” as defined by Nasdaq listing standards. The Bylaws of the Registrant state that candidates may be nominated for election to the Board of Directors by the Nominating Committee or by any shareholder of the Registrant’s common stock. It is the policy of the Nominating Committee to consider all shareholder nominations. Shareholder nominations must be submitted to the Nominating Committee in writing on or before September 30th of the year preceding the annual meeting at which the nominee would stand for election to the Board of Directors and must be accompanied by each nominee’s written consent to serve as a director of the Registrant if elected. The Bylaws of the Registrant require that all nominees for director, including shareholder nominees, have business, economic or residential ties to the Registrant’s market area. In evaluating nominees for director, the Nominating Committee values community involvement and experience in finance or banking including prior service as an officer or director of an entity engaged in the financial services business, although such experience is not a prerequisite for nomination.

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors since the Registrant last provided disclosure regarding the Nominating Committee and the process for submitting shareholder nominations.

The Nominating Committee has adopted a formal written charter, which was included as Exhibit A to the proxy statement for the Registrant’s 2004 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The Registrant’s directors and executive officers are required to file certain reports with the SEC regarding the amount of and changes in their beneficial ownership of the Registrant’s common stock (including, without limitation, an initial report following the person’s election as an officer or director of the Company and a report following any change in a reporting person’s beneficial ownership). Based upon a review of copies of reports received by the Registrant, all required reports of directors and executive officers of the Registrant during 2004 were filed on a timely basis.

Code of Ethics

The Registrant has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s code of ethics is available at http://www.integrityfinancialcorp.com.

Item 11 – Executive Compensation

Executive officers of the Registrant do not receive any separate compensation from the Registrant in connection with such positions. All officers and employees receive compensation only from the Registrant’s subsidiaries: Catawba Valley Bank or First Gaston Bank of North Carolina. Except for W. Alex Hall, Jr., President and Chief Executive Officer of the Registrant, Ronald S. Shoemaker, Executive Vice President of the Registrant and R. Steve Aaron, the Registrant’s former President and Chief Executive Officer who served as President and Chief Executive Officer of the Registrant until his resignation effective November 19, 2004, no current executive officer of the Registrant received compensation for 2004, 2003 or 2002 that exceeded $100,000. The compensation information for Messrs. Hall, Shoemaker and Aaron is disclosed below:

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)				Long Term Compensation
					AWARDS
Name and Principal Position	Year		Salary	Bonus	Securities Underlying Options	All Other Compensation(2)
W. Alex Hall, Jr., President and Chief Executive Officer	2004 2003 2002		$200,375 180,064 175,373	$-0- 8,914 7,000	-0- 5,000 -0-	$12,023 10,804 11,000

Ronald S. Shoemaker, Executive Vice President	2004 2003	(3)	158,988 150,000	38,293 67,500	-0- -0-	7,800 7,250

R. Steve Aaron Former President and Chief Executive Officer	2004 2003 2002	(4)	223,746 208,000 192,510	-0- 48,000 48,000	-0- 7,500 -0-	11,820 10,300 12,000

(1)	Perquisites and personal benefits awarded did not exceed 10% of the total annual salary and bonus in any year reported.

(2)	The amounts disclosed represent contributions made by the Registrant or its subsidiaries to match pre-tax elective deferral contributions (included under salary) made by the named executives pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.

(3)	Mr. Shoemaker joined the Registrant on December 31, 2002 as a result of Registrant’s acquisition of Community Bancshares, Inc.

(4)	Mr. Aaron resigned as President and Chief Executive Officer of the Registrant and Catawba Valley Bank effective November 19, 2004 and was not paid any compensation after that date.

Incentive Stock Option Plan

The shareholders of Catawba Valley Bank, the Company’s predecessor in interest, originally approved the Company’s 1996 Incentive Stock Option Plan (the “Incentive Stock Option Plan”) at the 1996 Annual Meeting of Shareholders. The Incentive Stock Option Plan was subsequently amended at both the 2002 Annual Meeting of Shareholders and the 2004 Annual Meeting of Shareholders to increase the total number of shares of the Company’s common stock authorized for issuance upon the exercise of stock options granted pursuant to the terms of the plan. The Incentive Stock Option Plan currently provides for the issuance of up to 499,803 shares of the Company’s common stock upon the exercise of options grated under the plan. All executive officers and employees of the Company, and its subsidiaries, are eligible to be considered for stock option grants under the provisions of the Incentive Stock Option Plan. Options are granted to emphasize the importance of improving stock price performance over the long-term and to encourage executive officers and employees to own the Company’s common stock. Options are granted at 100% of the fair market value of the Company’s common stock on the date of grant. In this way, executive officers and employees can be rewarded only if the stock price increases, which will benefit shareholders, directors, executive officers and employees.

There were no stock options granted to the Company’s named executive officers during the fiscal year ended December 31, 2004.

The following table sets forth information regarding option exercises and option values as of the end of the fiscal year ended December 31, 2004.

AGGREGATED OPTION EXERCISES IN FISCAL 2004

AND FISCAL YEAR END OPTION VALUES

				Number of Securities Underlining Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(2)
Name	Shares Acquired on Exercise		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
W. Alex Hall	-0-		$-0-	34,858	-0-	$152,329	$-0-
Ronald S. Shoemaker	55,330	(1)	606,970	-0-	-0-	-0-	-0-
R. Steve Aaron	13,874		160,320	9,959	-0-	90,826	-0-

(1)	Includes shares which would have been issued but for the conversion of outstanding stock options to limited stock appreciation rights pursuant to the Company’s 1993 Stock Option Plan.

(2)	Based on the Company’s closing price of $15.63 on December 31, 2004.

The 401(k) Savings Plan. The Company has adopted a tax-qualified savings plan (the “Savings Plan”) which covers all current full-time employees and any new full-time employees who have been employed by the Company for six months. Under the Savings Plan, a participating employee may contribute up to 16% of his or her base salary on a tax-deferred basis through salary reduction as permitted under Section 401(k) of the Code. The Company contributes an amount equal to 100% of the first 6% of pre-tax salary contributed by each participant and may make additional discretionary profit sharing contributions to the Savings Plan on behalf of all participants. Such discretionary profit sharing contributions may not exceed 6% of the aggregate of the pre-tax base salaries of all participants in the Savings Plan and are allocated among all participants on the basis of the participant’s age and level of compensation. Amounts deferred above the first 6% of salary are not matched by the Company. A participant’s contributions and the Company’s matching and profit sharing contributions under the Savings Plan will be held in trust accounts for the benefit of participants. A participant is at all times 100% vested with respect to his or her own contributions under the Savings Plan, and becomes 100% vested in the account for the Company’s matching and profit sharing contributions after completing five years of service with the Company. The value of a participant’s accounts under the Savings Plan becomes payable to him or her in full upon retirement, total or permanent disability or termination of employment for any other reason, or becomes payable to a designated beneficiary upon a participant’s death. The Savings Plan also will contain provisions for withdrawals in the event of certain hardships. A participant’s contributions, vested matching and profit sharing contributions of the Company, and any income accrued on such contributions, are not subject to federal or state taxes until such time as they are withdrawn by the participant.

Employment Agreements

Mr. Hall’s Agreement. On January 1, 2003, First Gaston entered into an employment agreement with Mr. Hall as President and Chief Executive Officer. The initial annual base compensation under Mr. Hall’s employment agreement is $176,245. The employment agreement terminates on December 31, 2005 unless sooner terminated for “cause” or voluntarily by Mr. Hall. The employment agreement provides for appropriate fringe benefits of an executive officer. The employment agreement provides for the payment to Mr. Hall of an amount equal to 2.99 times the total amount of his base salary and most recent annual bonus, if any, should there be a “change in control” of First Gaston or the Company followed by a “termination event.” For purposes of the employment agreement, “change in control” is defined as the accumulation of 25% or more of the voting power of First Gaston’s or the Company’s outstanding securities, the power by any person or group to elect or control the election of a majority of the members of the Board of Directors of First Gaston or the Company or the merger of First Gaston or the Company into another entity whereby First Gaston’s or the Company’s then existing shareholders do not beneficially own more than 60% of First Gaston’s or the Company’s outstanding securities after consummation of the transaction, 50% of the assets of First Gaston or the Company are sold to an entity and no longer controlled by First Gaston or the Company or a majority change in incumbent directors of First Gaston or the Company.

Mr. Shoemaker’s Agreement. On December 31, 2002, Catawba entered into an employment agreement with Mr. Shoemaker as Executive Vice President of Catawba. The initial annual base compensation under Mr. Shoemaker’s employment agreement is $150,000. The employment agreement terminates on December 31, 2005 unless sooner terminated for “cause” or voluntarily by Mr. Shoemaker. The employment agreement provides for appropriate fringe benefits of an executive officer. The employment agreement provides for the payment to Mr. Shoemaker of an amount equal to 2.99 times the total amount of his base salary and most recent annual bonus, if any, should there be a “change in control” of the Company followed by a “termination event”. For purposes of the employment agreement, “change in control” is defined as the accumulation of 25% or more of the voting power of the Company’s outstanding securities, the power by any person or group to elect or control the election of a majority of the members of the Board of Directors of the Company or the merger of the Company into another entity and is not the surviving entity in the merger or all, or substantially all, of the assets of the Company are sold to another entity.

Mr. Aaron’s Agreement. The employment agreement by and between the Registrant and R. Steve Aaron was terminated on November 19, 2004, upon Mr. Aaron’s resignation as President and Chief Executive Officer of the Registrant. Pursuant to the terms of the employment agreement, Mr. Aaron was paid his regular compensation through, and benefits were continued up to and including, November 19, 2004. Since November 19, 2004, no additional compensation has been paid to Mr. Aaron and no additional compensation or benefits are otherwise due or owing.

Director Compensation

Board Fees. Beginning in December 2004, directors fees’ for each meeting of the Board of Directors attended increased from $500 to $1,000. During 2004, each director received $500 for each committee meeting attended, with the exception of committee chairpersons, who receive $750 per committee meeting chaired. Directors also receive $100 to defer travel expenses when board meetings are held outside of their hometown.

Nonstatutory Stock Option Plan for Directors. All directors of the Registrant are eligible to be considered for stock option grants under the provisions of the Integrity Financial Corporation 1997 Nonstatutory Stock Option Plan for Directors, and all options available for grant under the plan have been granted to the Registrant’s directors. All options were granted at 100% of the fair market price of the Registrant’s common stock on the date of grant. Options are granted to emphasize the importance of improving stock price performance over the long-term and to encourage directors to own the Registrant’s common stock. In this way, directors are rewarded only if the stock price increases, which will benefit shareholders, directors, executive officers and employees.

Following the Registrant’s acquisitions of First Gaston Bank of North Carolina and Community Bancshares, Inc. (Including Community’s wholly owned subsidiary, Northwestern National Bank), the Registrant adopted First Gaston’s and Community’s respective stock option plans and all stock options granted under such plans are now options of the Company. No further options will be granted under such plans.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Dr. Dodgen (Chairperson) and Messrs. Huntley, McKenney, Pruitt and Yale. All members of the Compensation Committee are independent and none of such members are current or former officers or employees of the Registrant or any of its subsidiaries. The Compensation Committee reviews and recommends senior management salaries and benefits to the Board of Directors for approval. The Compensation Committee also reviews and makes recommendations to the Board of Directors regarding matters involving personnel policies and stock option grants. The Compensation Committee met five times in 2004.

Board Compensation Committee Report on Executive Compensation

The Registrant’s Compensation Committee meets on an as needed basis to review the salaries and compensation programs required to attract and retain the Registrant’s executive officers. While the committee makes recommendations to the Board of Directors regarding the compensation of the executive officers, the Board of Directors ultimately determines such compensation. The salary of each of the Registrant’s executive officers is determined based upon the executive officer’s experience, managerial effectiveness, contribution to the Registrant’s overall profitability, maintenance of regulatory compliance standards and professional leadership. The Committee also compares the compensation of the Registrant’s executive officers with compensation paid to executives of similarly situated bank holding companies, other businesses in the Registrant’s market area and appropriate state and national salary data. These factors were considered in establishing the compensation of Mr. Hall, and prior to that, Mr. Aaron, during the fiscal year ended December 31, 2004. All executive officers of the Registrant, including Mr. Hall, are eligible to receive discretionary bonuses declared by the Board of Directors. The amount of such bonuses and incentive payments is based upon the Registrant’s budget and the attainment of corporate goals and objectives. Finally, the interests of the Registrant’s executive officers are aligned with that of its shareholders through the use of equity-based compensation, specifically the grant of stock options with exercise prices established at the fair market value of the Registrant’s common stock at the time of grant.

Loretta P. Dodgen, Ed.D.

Robert P. Huntley

H. Ray McKenney, Jr.

Howard L. Pruitt

Carl Yale

Performance Graph

The following graph compares (i) the yearly change in the cumulative total stockholder return on the Registrant’s common stock with (ii) the cumulative return of the Nasdaq Composite Index, and (iii) the Keefe Bruyette & Woods Bank Index. The graph assumes that the value of an investment in the Registrant’s common stock and in each index was $100 on December 31, 1999, and that all dividends were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 5 of this Annual Report on Form 10-K for disclosure of securities authorized for issuance under equity compensation plans of the Registrant.

Beneficial Ownership of Voting Securities

As of December 31, 2004, no shareholder beneficially owned more than 5% of the Registrant’s outstanding common stock to the best knowledge of management.

As of December 31, 2004, the beneficial ownership of the Registrant’s common stock by directors individually, and by directors and executive officers as a group, was as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)

David E. Cline Gastonia, NC	18,914	0.41

Loretta P. Dodgen, Ed.D.(4) Gastonia, NC	8,330	0.18

Jack Ray Ferguson Wilkesboro, NC	221,315	4.75

W. Alex Hall, Jr. Gastonia, NC	44,932	0.96

Hal F. Huffman, Jr. Hickory, NC	43,539	0.93

Robert P. Huntley(5) Hickory, NC	47,755	1.02

W. Steve Ikerd(6) Hickory, NC	89,776	1.92

H. Ray McKenney, Jr.(7) Gastonia, NC	61,755	1.32

Randy D. Miller Miller’s Creek, NC	67,482	1.45

Howard L. Pruitt Hickory, NC	43,680	0.93

Ronald S. Shoemaker Wilkesboro, NC	73,897	1.58

Carl G. Yale Moravian Falls, NC	2,000	0.04

All Directors and Executive Officers as a group (12 persons)	657,388	13.79

(1)	Except as otherwise noted, to the best knowledge of the Registrant’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned: Dr. Dodgen – 430 shares; Mr. Ferguson – 221,315 shares; Mr. Huffman – 21,842 shares; Mr. McKenney – 4,983 shares; Mr. Miller – 67,482 shares; and Mr. Shoemaker – 73,897 shares.

(2)	Included are the following exercisable stock options: Mr. Cline – 5,019 shares; Dr. Dodgen – 5,519 shares; Mr. Ikerd – 17,475 shares; Mr. Hall – 34,858 shares; Mr. Huffman – 17,475 shares; Mr. McKenney – 5,521 shares; and Mr. Pruitt – 17,475 shares.

(3)	The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) 4,664,059 shares outstanding as of December 31, 2004, plus (ii) the 103,342 shares capable of being issued to directors and executive officers within 60 days upon the exercise of vested stock options by the individual or the group.

(4)	Includes 414 shares held by Dr. Dodgen’s spouse.

(5)	Includes 9,110 shares held by Mr. Huntley’s spouse.

(6)	Includes 15,484 shares held by Mr. Ikerd’s spouse.

(7)	Includes 37,984 shares held by Mr. McKenney’s affiliated companies.

Item 13 – Certain Relationships and Related Transactions

Indebtedness and Transactions of Management

The Registrant’s subsidiary banks has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of their current directors, executive officers and their associates. All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Loans made by Catawba Valley Bank or First Gaston Bank of North Carolina to directors, executive officers and their related interests are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Banks’ lending matters. To the best knowledge of the management of the Registrant and its subsidiary banks, Regulation O has been complied with in its entirety.

Item 14 – Principal Accountant Fees and Services

The Registrant has paid Dixon Hughes PLLC fees in connection with professional services rendered in connection with the Registrant’s annual audit and review of the Registrant’s financial statements. From time to time, the Registrant engages Dixon Hughes PLLC to assist in other areas. All services rendered by Dixon Hughes PLLC during 2004 and 2003 were subject to pre-approval by the Audit Committee.

The following table sets forth the fees billed by Dixon Hughes PLLC in various categories during the fiscal years ending December 31, 2004 and 2003.

Category	2004 Amount Billed	2003 Amount Billed
Audit Fees:	$210,250	$61,700
Audit-Related Fees:	19,700	38,505
Tax Fees	14,685	15,075
All Other Fees:	35,500	- 0 -

Total Fees Paid:	$280,135	$115,280

Item 15 – Exhibits and Financial Statement Schedules

(a)	1. Registrant’s consolidated financial statements, including the notes thereto and independent auditors’ report thereon are set forth in the sections captioned “Balance Sheets”, “Statements of Operations”, “Statements of Cash Flows”, “Statements of Stockholders’ Equity”, “Notes to Financial Statements” and “Independent Auditors’ Report” in Item 8 of this Annual Report on Form 10-K

2. No financial statement schedules are included since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto.

3. A list of the exhibits to this Annual Report on Form 10-K is set forth below and on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

Exhibits

3(i)	Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

3(ii)	Bylaws of Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, March 25, 1999)

10(i)	1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 23, 2005)

10(ii)	1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 25, 1999)

10(iii)	FGB 1999 Incentive Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 21, 2002)

10(iv)	FGB 1999 Nonstatutory Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 21, 2002)

10(v)	FGB Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 21, 2002)

10(vi)	1993 Stock Option Plan (incorporated by reference to Community Bancshares, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 13, 1998)

10(vii)	Employment Agreement between First Gaston Bank of North Carolina and W. Alex Hall dated January 1, 2003 (incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 31, 2003)

10(viii)	Employment Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 31, 2003)

10(ix)	Confidentiality and Non-Compete Agreement between Catawba Valley Bank and Ronald S. Shoemaker dated December 31, 2002 (incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 31, 2003)

21	List of Subsidiaries (filed herewith)

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32(i)	Certifications Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: March 31, 2005	By:	/S/ W. ALEX HALL
W. Alex Hall
President and Chief Executive Officer

Date: March 31, 2005	By:	/S/ SUSAN B. MIKELS
Susan B. Mikels
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DAVID E. CLINE David E. Cline, Director	March 31, 2005

/S/ LORETTA DODGEN, PH.D Loretta Dodgen, Ph.D, Director	March 31, 2005

/S/ JACK R. FERGUSON Jack R. Ferguson, Director	March 31, 2005

/S/ W. ALEX HALL, JR. W. Alex Hall, Director	March 31, 2005

/S/ HAL F. HUFFMAN, JR. Hal F. Huffman, Jr., Director	March 31, 2005

/S/ ROBERT P. HUNTLEY Robert P. Huntley, Director	March 31, 2005

/S/ W. STEVE IKERD W. Steve Ikerd, Director	March 31, 2005

H. Ray McKenney, Jr., Director	March 31, 2005

/S/ RANDY D. MILLER Randy D. Miller, Director	March 31, 2005

/S/ HOWARD L. PRUITT Howard L. Pruitt, Director	March 31, 2005

/S/ RONALD S. SHOEMAKER Ronald S. Shoemaker, Director	March 31, 2005

/S/ CARL G. YALE Carl G. Yale, Director	March 31, 2005