Form 10-K/A
period 2004-12-31
INTEGRITY FINANCIAL CORP
filed 2005-04-29
CIK 1082471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $70,491,823.

Number of shares of Common Stock outstanding as of March 30, 2005: 4,692,406

Documents Incorporated by Reference.

None.

EXPLANATORY NOTE

In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Integrity Financial Corporation (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) both management’s assessment on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, and the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was omitted from Item 9A of the Original Report.

The Company is also amending the disclosure regarding the maintenance of disclosure controls and procedures included in Item 9A of the Original Report.

Finally, the Company is filing as Exhibit 23(i) to the Amendment, the consent of its independent public accounting firm, which consent was inadvertently omitted from the Original Report.

No other information is being amended by this Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

PART II

Item 9A – Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, the Company did not maintain effective disclosure controls and procedures.

MANAGEMENT’S ANNUAL REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, Management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•	Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective internal control over the valuation of the allowance for loan losses and the related provision. This control deficiency resulted in material adjustments to the Company’s allowance for loan losses as of September 30, 2004 and December 31, 2004 in November 2004 and February 2005, respectively. Additionally, this control deficiency results in a more than remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2004 has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2004. In connection with such evaluation, the Company has determined that there have been changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed in Management’s Report on Internal Control Over Financial Reporting, in the fourth quarter of 2004, the Company identified a material weakness in internal controls over financial reporting relating to the Company’s process of establishing the allowance for loan losses and the related provision that existed during 2004.

As of the end of the period covered by this report, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting relating to the allowance for loan losses, however, the Company has taken the following remedial actions:

•	Strengthened the Loan Committee of the Board of Directors and the Officer Loan Committee by:

•	Setting a schedule of regular meetings on at least a monthly basis;

•	Implementing a process whereby all matters addressed in the Officer Loan Committee are reviewed by the Loan Committee of the Board of Directors;

•	Expanding the types of reports and information provided to the Loan Committee of the Board of Directors; and

•	Employing additional personnel to perform credit review and special asset oversight.

•	Begun a process of designing expanded loan administration and credit review functions in order to match the level of review to the size and complexity of the Company’s lending function;

•	Completed internal audits of loan and credit administration during the first four months of 2005

•	Revised and strengthened policies regarding the risk grading of loans; and

•	Begun the process of hiring one or more Commercial Risk Officers with credit administration oversight responsibility at the holding company level in order to support the Company’s subsidiary banks and the Company’s centralize credit administration function.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Integrity Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Integrity Financial Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in the Company’s valuation of the allowance for loan losses and related provision, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective internal control over the valuation of the allowance for loan losses and the related provision. This control deficiency resulted in material adjustments to the Company’s allowance for loan losses as of September 30, 2004 and December 31, 2004 in November 2004 and February 2005, respectively. Additionally, this control deficiency results in a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statement will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 Consolidated Financial Statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Integrity Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrity Financial Corporation as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period then ended, and our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina

April 13, 2005

PART III

Item 15 – Exhibits and Financial Statement Schedules

(a)

3. A list of the exhibits to this Amendment No. 1 to Annual Report on Form 10-K is set forth below and on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

Exhibits
23(i)	Consent of Dixon Hughes PLLC

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: April 20, 2005	By:	/s/ W. Alex Hall
W. Alex Hall
President and Chief Executive Officer

Date: April 20, 2005	By:	/s/ Susan B. Mikels
Susan B. Mikels
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David E. Cline	April 20, 2005
David E. Cline, Director

/s/ Loretta Dodgen, Ph.D	April 20, 2005
Loretta Dodgen, Ph.D, Director

/s/ Jack R Ferguson	April 20, 2005
Jack R. Ferguson, Director

/s/ W. Alex Hall, Jr.	April 20, 2005
W. Alex Hall, Director, President & CEO

/s/ Hal F. Huffman, Jr.	April 20, 2005
Hal F. Huffman, Jr., Director

/s/ Robert P. Huntley	April 20, 2005
Robert P. Huntley, Director

/s/ W. Steve Ikerd	April 20, 2005
W. Steve Ikerd, Director

/s/ H. Ray McKenney, Jr.	April 20, 2005
H. Ray McKenney, Jr., Director

/s/ Randy D. Miller	April 20, 2005
Randy D. Miller, Director

/s/ Howard L. Pruitt	April 20, 2005
Howard L. Pruitt, Director

/s/ Ronald S Shoemaker	April 20, 2005
Ronald S. Shoemaker, Director

/s/ Carl G. Yale	April 20, 2005
Carl G. Yale, Director

/s/ Susan B. Mikels	April 20, 2005
Susan B. Mikels, Chief Financial Officer