Form 10-Q
period 2005-03-31
INTEGRITY FINANCIAL CORP
filed 2005-05-10
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock outstanding as of April 30, 2005: 4,740,644.

This report contains 16 pages.

Part I. Financial Information

Item 1 - Financial Statements

Integrity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004*
	(Unaudited)
ASSETS
Cash and due from banks	$10,674,550	$10,592,677
Interest-earning deposits in banks	17,487,325	8,744,304
Investment securities available for sale	84,299,142	86,852,913
Investment securities held to maturity (fair value of $4,321,906 at March 31, 2005 and $4,272,984 at December 31, 2004)	4,169,199	4,091,077
Loans	489,297,461	500,680,897
Less allowance for loan losses	(8,145,255)	(10,416,195)

Net loans	481,152,206	490,264,702
Factored accounts receivable	3,157,820	2,875,583
Stock in the Federal Home Loan Bank, at cost	3,240,400	3,372,100
Foreclosed assets	2,131,353	1,999,839
Bank premises and equipment	19,975,616	20,160,839
Bank owned life insurance	9,670,209	9,600,060
Goodwill	17,237,789	17,237,789
Other intangible assets	2,077,750	2,157,545
Other assets	6,704,000	6,354,400

Total assets	$661,977,359	$664,303,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$47,416,447	$45,819,222
Money market and NOW accounts	184,415,438	179,176,171
Savings	13,190,559	12,352,454
Time, $100,000 and over	140,194,329	150,724,061
Other time	156,493,661	150,157,448

Total deposits	541,710,434	538,229,356
Short-term borrowings	25,338,112	32,451,860
Long term debt	28,891,274	28,897,315
Accrued expenses and other liabilities	1,864,846	1,972,021

Total liabilities	597,804,666	601,550,552

Stockholder’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized, 4,939,142 and 4,892,904 shares issued and outstanding in 2005 and 2004, respectively	4,939,142	4,892,904
Additional paid-in capital	60,053,480	59,708,936
Treasury stock	(3,892,948)	(3,892,948)
Retained earnings	3,709,050	2,034,003
Accumulated other comprehensive income (loss)	(636,031)	10,381

Total stockholders’ equity	64,172,693	62,753,276

Total liabilities and stockholders’ equity	$661,977,359	$664,303,828

*	Derived from audited consolidated financial statements.

Integrity Financial Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans	$8,188,069	$6,581,983
Investment securities taxable	702,629	729,679
Investment securities nontaxable	151,818	144,197
Other interest and dividends	116,777	36,969

Total interest income	9,159,293	7,492,828

Interest expense
Time deposits, $100,000 and over	914,639	805,844
Other deposits	1,823,057	1,542,666
Short term borrowings	196,664	243,210
Long term borrowings	528,762	279,381

Total interest expense	3,463,122	2,871,101

Net interest income	5,696,171	4,621,727

Provision for loan losses	—	305,000

Net interest income after provision for loan losses	5,696,171	4,316,727

Non-interest income
Service charges on deposit accounts	588,916	594,962
Factoring operations	108,612	136,150
Mortgage operations	121,498	274,628
Security commissions	90,041	193,540
Gain (loss) on sale on investment securities	(10,201)	134,678
Other	119,166	276,717

Total non-interest income	1,018,032	1,610,675

Non-interest expenses
Compensation and employee benefits	2,211,307	2,369,403
Occupancy and equipment	754,624	796,996
Professional fees	238,068	68,651
Stationery, printing and supplies	83,726	126,950
Advertising and business promotion	61,053	88,247
Other	817,091	855,096

Total non-interest expenses	4,165,869	4,305,343

Income before taxes	2,548,334	1,622,059

Income taxes	873,287	503,608

Net income	$1,675,047	$1,118,451

Net income per common share
Basic	$0.34	$0.24

Diluted	$0.33	$0.24

Dividends declared per common share	$0.00	$0.08

Integrity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$1,675,047	$1,118,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434,629	457,800
Amortization of intangibles	79,795	79,794
Provision for loan losses	—	305,000
Deferred compensation	42,160	9,249
Increase in cash surrender value of life insurance	(70,149)	(97,285)
Net loss (gains) on sales of investment securities	10,201	(134,678)
Net loss on sales of fixed assets	8,599	—
Net loss on sales of other real estate owned	5,550	102,474
Change in assets and liabilities:
Increase in other assets	61,685	(355,905)
(Decrease) increase in other liabilities	(149,335)	581,186

Net cash provided by operating activities	2,098,182	2,066,086

Cash flows from investing activities
Purchase of investment securities available for sale	(3,350,200)	(20,832,469)
Redemption (purchase) of Federal Home Loan Bank stock	131,700	(199,500)
Proceeds from sales, maturities and calls of investment securities	4,682,702	20,019,337
Net decrease (increase) in loans	8,804,847	(11,864,072)
Net (increase) decrease in factored accounts receivable	(282,237)	101,043
Purchases of premises and equipment	(147,126)	(513,185)
Proceeds from sale of premises and equipment	21,505	—
Proceeds from sale of foreclosed real estate	113,450	337,526
(Purchase) of bank owned life insurance	—	(47,831)

Net cash used in investing activities	9,974,641	(12,999,151)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,597,225	3,609,691
Net increase in interest-bearing deposits	1,883,853	14,785,458
Net increase (decrease) in securities sold under agreements to repurchase	386,252	(240,209)
Net decrease in federal funds purchased	(1,000,000)	(11,500,000)
Net (decrease) increase in Federal Home Loan Bank advances	(6,506,041)	6,994,524
Proceeds from issuance of common stock	390,782	184,607

Net cash provided by financing activities	(3,247,929)	13,834,071

Net increase in cash and cash equivalents	8,824,894	2,901,006

Cash and cash equivalents, beginning of period	19,336,981	16,328,118

Cash and cash equivalents, end of period	$28,161,875	$19,229,124

Integrity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2005 and 2004, in conformity with generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation, and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank, Integrity Securities, Inc., and Community Mortgage Corporation, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares used in computing basic net income per share	4,940,355	4,590,737
Effect of dilutive stock options	135,233	156,262

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	5,075,588	4,746,999

Integrity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2005 and 2004, total comprehensive income, consisting solely of net income and unrealized securities gains and losses, net of taxes, was $1,028,669 and $1,448,613, respectively.

NOTE D - STOCK COMPENSATION PLANS

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

	Three Months Ended March 31,
	2005	2004
Net income as reported	$1,675,047	$1,118,451
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(15,073)	(6,400)

Net income pro forma	$1,659,974	$1,112,051

Basic net income per common share
As reported	$.34	$.24
Pro forma	.34	.24

Diluted net income per common share
As reported	.33	.24
Pro forma	.33	.23

Integrity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE E - GUARANTEES

The Company has issued guarantees under standby letters of credit which require the Company to fund the guarantee in part or in its entirety in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 10 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	March 31, 2005	December 31, 2004
Undisbursed standby letters of credit	$926	$950

NOTE F – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the quarters ending:

	March 31, 2005	December 31, 2004	March 31, 2004
Balance, beginning of the quarter	$10,416,195	$10,537,332	$6,170,666
Provision for loan losses	—	1,337,000	305,000
Loans charged off	(2,510,991)	(1,496,104)	(433,497)
Recoveries of loans charged off	240,051	37,967	56,089

Balance, end of quarter	$8,415,255	$10,416,195	$6,098,258

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the quarters ended March 31, 2005 and 2004 would have decreased by approximately $15,073 and $6,400, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected not to have a material effect on our consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

During the three months ended March 31, 2005, total assets decreased $2.3 million or .4% from $664.3 million to $662.0 million. This decrease in the Company’s assets resulted primarily from the decrease in our net loans outstanding of $9.1 million or 1.9% during the period. The majority of this decrease was offset by an increase in our liquid assets, consisting of cash and cash equivalents and investment securities, of $6.3 million. This growth in the Company’s liquid assets was funded by a $3.5 million or .6% increase in customer deposits during the period.

Cash and cash equivalents increased $8.8 million or 45.6% during the period. This increase resulted primarily from an increase in interest earning bank deposits of $8.7 million or 100%.

Investment securities decreased $2.5 million during the period. The decrease was caused by pay downs and maturities of $3.2 million and a $1.1 million decrease in market value due to rising interest rates. The Company sold $1.5 million in securities realizing a net loss on the sale of these securities of $10,201 and in turn purchased $3.4 million in new securities during the quarter.

Net loans receivable decreased $9.1 million or 1.9% from $490.3 million to $481.2 million during the period. The Company had net charge offs of approximately $2.3 million in the first quarter and continues to increase the quality of the loan portfolio. The allowance for loan losses was $8.1 million at March 31, 2005, which represented 1.66% of the loan portfolio.

Customer deposits continued to be our principal funding source during the first quarter of 2005. At March 31, 2005, deposits from our customers totaled $541.7 million, an increase of $3.5 million or .6% from $538.2 at December 31, 2004. Savings and demand deposit accounts increased by $7.7 million while time deposits decreased by $4.2 million during the period. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the dependency on higher cost time deposits.

The liquidity provided by the increased level of our customer deposits also enabled the Company to reduce our short-term borrowings and long-term debt during the period by $7.1 million, to $54.2 million at March 31, 2005. Federal funds purchased, a form of short-term borrowings, decreased by $1.0 million while Federal Home Loan Bank advances decreased by $6.5 million for the period.

At March 31, 2005, total stockholders’ equity was $64.2 million, an increase of $1.4 million from December 31, 2004. Net income of $1.7 million was the primary factor for the increase. Also during the period, the Company collected $391,000 from the exercise of stock options, while unrealized gains on our investment securities, net of tax, decreased $646,000 to ($636,000).

Comparison of Results of Operations for the

Three Months Ended March 31, 2005 and 2004

Net Income. Net Income for the quarter ended March 31, 2005 was $1.7 million or $.34 per basic share, as compared with net income of $1.1 million or $.24 per basic share for the three months ended March 31, 2004, an increase of $557,000 or $.10 per basic share.

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

Net interest income for the quarter ended March 31, 2005 was $5.7 million as compared with $4.6 million during the quarter ended March 31, 2004, an increase of $1.1 million. This increase resulted from the increased levels of interest earning assets during the current period coupled with higher interest rates as the Banks’ Prime Rate rose. With approximately 60 percent of its loan portfolio being adjustable, the yield on interest earning assets increased 86 basis points, from 5.20% at March 31, 2004, to 6.06% at March 31, 2005. The Company has been able to attract lower paying deposits resulting in the yield on interest earning liabilities increasing 24 basis points, from 2.27% at March 31, 2004 to 2.51% for the same period in 2005. The Company’s net interest margin increased from 3.14% for the quarter ended March 31, 2004 to 3.77% for the quarter ended March 31, 2005.

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

No provision for loan losses was made during the first quarter in 2005 compared to $305,000 for the quarter ended March 31, 2004. Net loan charge-offs increased to $2.3 million or .46%

of average loans outstanding for the quarter ended March 31, 2005, compared to $377,000 or .08% of average loans outstanding for the same period in 2004. These loans had been identified during the Company’s fourth quarter loan review and were fully reserved for. During the quarter ended March 31, 2005, our total non-performing loans decreased from $4.2 million at December 31, 2004 to $4.0 million.

Our allowance for loan losses decreased from $10.4 million at December 31, 2004 to $8.1 million at March 31, 2005, a decrease of $2.3 million. The allowance expressed as a percentage of total loans decreased from 2.08% at December 31, 2004 to 1.66% at March 31, 2005. This decrease in the level of the allowance relative to total loans resulted primarily from charge offs of loans previously reserved. Management expects the allowance as a percentage of total loans to continue to decrease to a comparable peer level, as the Company enhances our collection efforts and improves the quality of its loan portfolio.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more and our asset quality ratios:

	March 31, 2005	December 31, 2004
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$3,794,182	$3,278,867
Past due loans 90 days or more and still accruing	178,208	954,375

	$3,972,390	$4,233,242

	March 31, 2005	December 31, 2004	March 31, 2004
Nonperforming loans to period-end loans	0.81%	0.85%	0.78%
Allowance for loan losses to period-end loans	1.66%	2.08%	1.29%
Nonperforming assets to total assets	1.23%	1.29%	1.09%

Non-interest income. Non-interest income was $1.0 million for the quarter ended March 31, 2005, a decrease of $593,000 from March 31, 2004. Service charges on deposit accounts decreased from $595,000 during the 2004 period to $589,000, a decrease of $6,000, while income from our mortgage operations decreased $153,000 or 56%, from $275,000 during the 2004 period to $121,000 for the first quarter of 2005. This decrease in the income from our mortgage operations resulted from the decline in the level of refinancing due to an increase in interest rates between the two periods. The Company also sold several investment securities during the quarter ended March 31, 2005. Realized losses from the sale of investment securities was $10,000 for the period ending March 31, 2005 compared to a gain of $135,000 for the period ending March 31, 2004. Income from factoring operations decreased 20% from $136,000 for the quarter ended March 31, 2004 to $109,000 for the comparable period in 2005. Other non-interest income decreased from $277,000 to $119,000 for the quarters ended March 31, 2004 and 2005, respectively due to the reclassification of loan fee income to interest income.

Non-interest expense. Non-interest expense decreased 3.2% or $140,000 from $4.3 million for the period ended March 31, 2004 to $4.2 million for the comparable period in 2005. The Company had some attrition in upper management in the third and fourth quarters of 2004 resulting in compensation and employee benefits, one of the major components of non-interest expense to decrease $158,000 or 6.7% from $2.4 million for the quarter ended March 31, 2004 to $2.2 million for the quarter ended March 31, 2005. This decrease was offset by an increase in professional fees. The $169,000 increase in professional fees was due to additional fees paid to the accounting firm for work performed to review our compliance with the Sarbanes-Oxley Act of 2002 and an increase in attorney fees.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 34.3% for the period ended March 31, 2005 as compared to 31.1% for the period ended March 31, 2004. This increase in the effective tax rate resulted because of the significant increase in income before income taxes, which consisted principally of income subject to full taxation, caused nontaxable income to represent a smaller component of income before income taxes.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed securities principal repayments, deposit growth and borrowings are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of March 31, 2005, liquid assets, consisting of cash and cash equivalents and investment securities available for sale were approximately $116.6 million, which represents 17.6% of total assets and 19.6% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $80.6 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $25.5 million. At March 31, 2005, undisbursed line of credit balances totaled $111.6 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 54.8% of the Company’s total deposits at March 31, 2005. The Company’s growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 25.9% of the Company’s total deposits at March 31, 2005. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC, the primary regulator of Catawba Valley Bank and First Gaston Bank, and the Federal Reserve Board, the primary regulator of Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines.

At March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized both Catawba Valley Bank and First Gaston Bank as well-capitalized under the regulatory framework for prompt corrective action. Since this notification, management has determined that Catawba Valley Bank is adequately capitalized, but is no longer well capitalized. There are no conditions or events since the most recent notification that management believes have changed First Gaston Bank’s capital category.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

The Company identified a material weakness in internal control over financial reporting relating to the Company’s process of establishing the allowance for loan losses and the related provision that existed during 2004. As of the end of the period covered by this report, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting relating to the allowance for loans losses, however, the Company has taken the following remedial actions;

•	Strengthened the Loan Committee of the Board of Directors and the Officer Loan Committee;

•	Begun a process of expanded loan administration and credit review functions in order to match the level of review to the size and complexity of the Company’s lending function;

•	Completed internal audits of loan and credit administration during the first four months of 2005;

•	Begun the process of hiring one or more Commercial Risk Officers with credit administration oversight responsibility at the holding company level in order to support the Company’s subsidiary banks and the Company’s centralized credit administration function.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: May 10, 2005	By:	/s/ W. Alex Hall, Jr.
W. Alex Hall, Jr.
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Susan B. Mikels
Susan B. Mikels
Chief Financial Officer (Principal Financial Officer)