Form 10-Q
period 2005-06-30
INTEGRITY FINANCIAL CORP
filed 2005-08-09
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-26551

INTEGRITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2137427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 Second Street, N.W. Hickory, North Carolina	28601
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of July 29, 2005: 4,761,905.

This report contains 16 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Integrity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004*
ASSETS
Cash and due from banks	$9,206,330	$10,592,677
Interest-earning deposits in banks	17,719,173	8,744,304
Investment securities available for sale	88,023,998	86,852,913
Investment securities held to maturity (fair value of $4,209,610 and $4,272,984 at 2005 and 2004, respectively)	4,043,333	4,091,077

Loans	495,277,867	500,680,897
Less allowance for loan losses	(8,099,563)	(10,416,195)

Net loans	487,178,304	490,264,702
Factored accounts receivable	3,184,270	2,875,583
Stock in the Federal Home Loan Bank, at cost	3,149,900	3,372,100
Foreclosed real estate	2,039,746	1,999,839
Bank premises and equipment	19,507,994	20,160,839
Bank owned life insurance	9,758,645	9,600,060
Goodwill	17,237,789	17,237,789
Other intangible assets	1,997,955	2,157,545
Other assets	5,250,240	6,354,400

Total assets	$668,297,677	$664,303,828

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$49,377,975	$45,819,222
Money market and NOW accounts	186,461,367	179,176,171
Savings	12,802,420	12,352,454
Time, $100,000 and over	138,500,177	150,724,061
Other time	157,452,056	150,157,448

Total deposits	544,593,995	538,229,356
Short term borrowings	27,153,045	32,451,860
Long term debt	28,885,363	28,897,315
Accrued expenses and other liabilities	1,676,023	1,972,021

Total liabilities	602,308,426	601,550,552

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,757,246 and 4,663,643 shares issued and outstanding in 2005 and 2004, respectively	4,757,246	4,663,643
Additional paid-capital	56,802,767	56,045,249
Retained earnings	4,811,775	2,034,003
Accumulated other comprehensive income (loss)	(382,537)	10,381

Total stockholders’ equity	65,989,251	62,753,276

Total liabilities and stockholders’ equity	$668,297,677	$664,303,828

*	Derived from audited consolidated financial statements

Integrity Financial Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$8,522,664	$6,737,827	$16,710,733	$13,521,877
Investment securities - taxable	708,888	712,095	1,411,517	1,441,774
Investment securities - nontaxable	141,619	134,512	293,437	278,709
Other interest and dividends	128,154	43,299	244,931	80,268

Total interest and dividend income	9,501,325	7,627,733	18,660,618	15,322,628

Interest expense
Time deposits, $100,000 and over	1,062,980	761,435	1,977,619	1,567,279
Other deposits	1,963,888	1,512,862	3,786,945	3,055,528
Short term borrowings	200,376	123,308	397,040	366,518
Long term debt	541,511	423,049	1,070,273	702,430

Total interest expense	3,768,755	2,820,654	7,231,877	5,691,755

Net interest income	5,732,570	4,807,079	11,428,741	9,630,873
Provision for loan losses	32,000	331,000	32,000	636,000

Net interest income after provision for loan losses	5,700,570	4,476,079	11,396,741	8,994,873

Non-interest income
Service charges on deposit accounts	677,710	596,646	1,266,626	1,191,608
Factoring operations	101,054	114,892	209,666	251,042
Mortgage operations	231,221	271,619	352,719	546,247
Securities commissions	152,357	246,913	242,398	440,453
Gain (loss) on sale of investment securities	(16,319)	(17,544)	(26,520)	117,134
Other	147,172	184,916	266,338	259,566

Total non-interest income	1,293,195	1,397,442	2,311,227	2,806,050

Non-interest expenses
Compensation and employee benefits	2,675,992	2,104,899	4,887,299	4,474,302
Occupancy and equipment	758,257	731,030	1,512,881	1,528,026
Professional fees	156,547	104,601	394,615	173,252
Printing and supplies	83,558	44,686	167,284	171,636
Advertising and business promotion	65,844	107,794	126,897	196,041
Other	965,216	880,304	1,782,307	1,735,400

Total non-interest expenses	4,705,414	3,973,314	8,871,283	8,278,657

Income before taxes	2,288,351	1,900,207	4,836,685	3,522,266
Income taxes	806,374	574,244	1,679,661	1,077,852

Net income	$1,481,977	$1,325,963	$3,157,024	$2,444,414

Net income per common share
Basic	$0.28	$0.26	$0.61	$0.48

Diluted	$0.27	$0.26	$0.59	$0.47

Dividends declared per common share	$0.08	$0.08	$0.08	$0.08

Integrity Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$3,157,024	$2,444,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	856,787	994,968
Amortization of intangibles	159,590	159,589
Provision for loan losses	32,000	636,000
Deferred compensation	48,034	22,611
Increase in cash surrender value of life insurance	(158,585)	(250,359)
Loss (gain) on sales of investment securities	26,520	(117,133)
Net gains on sales of loans	—	(16,254)
Proceeds from sales of loans	—	492,659
Net losses on sales of fixed assets	132,790	—
Net losses on sales of other real estate owned	13,086	112,147
Change in assets and liabilities:
Net decrease (increase) in other assets	1,354,157	(57,311)
Net (decrease) increase in other liabilities	(344,032)	896,376

Net cash provided by operating activities	5,277,371	5,317,707

Cash flows from investing activities
Purchase of investment securities available for sale	(14,892,648)	(30,001,481)
Redemption (purchases) of Federal Home Loan Bank stock	222,200	(499,200)
Proceeds from sales, maturities and calls of investment securities	12,956,622	30,972,337
Decrease (increase) in loans	2,563,363	(22,048,141)
(Increase) decrease in factored accounts receivable	(308,687)	231,128
Purchases of premises and equipment	(232,616)	(924,220)
Proceeds from sale of fixed assets	132,943	—
Proceeds from sale of foreclosed real estate	344,233	512,853
Purchase of bank owned life insurance	—	(47,831)

Net cash used in investing activities	785,410	(21,804,555)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	3,558,753	4,551,139
Net increase in interest-bearing deposits	2,805,886	17,051,463
Net increase in securities sold under agreements to repurchase	701,185	761,431
Increase (decrease) in federal funds purchased	500,000	(11,500,000)
(Decrease) increase in Federal Home Loan Bank advances	(6,511,952)	12,989,069
Payment of cash dividend	(379,252)	(370,629)
Purchase of treasury stock	—	(810,045)
Proceeds from issuance of common stock	851,121	689,512

Net cash provided by financing activities	1,525,741	23,361,940

Net increase cash and cash equivalents	7,588,522	6,875,092

Cash and cash equivalents, beginning of period	19,336,981	16,328,118

Cash and cash equivalents, end of period	$26,925,503	$23,203,210

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank of North Carolina, Integrity Securities, Inc., and Community Mortgage Corporation, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-K as amended. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per common share has been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	5,216,147	5,070,459	5,183,846	5,060,134

Effect of dilutive stock options	162,286	121,650	157,059	145,504

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	5,378,433	5,192,109	5,340,905	5,205,638

There were no antidilutive options outstanding during the three and six month periods ended June 30, 2005. However, there were 11,997 antidilutive options outstanding during the three and six month periods ended June 30, 2004.

On July 20, 2005, the Board of Directors of the Company declared a 10% stock dividend, payable on August 22, 2005 for shareholders of record on August 8, 2005.

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2005 and 2004, total comprehensive income (loss), consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $1,735,437 and ($724,997), respectively.

For the six months ended June 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $2,764,106 and $723,616 respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,481,977	$1,325,963	$3,157,024	$2,444,414
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(14,889)	(9,242)	(29,962)	(15,642)

Net income pro forma	$1,467,088	$1,316,721	$3,127,062	$2,428,772

Basic net income per common share:
As reported	$0.28	$0.26	$0.61	$0.48
Pro forma	0.28	0.26	0.60	0.48
Diluted net income per common share:
As reported	0.27	0.26	0.59	0.47
Pro forma	0.27	0.25	0.59	0.47

NOTE E – MEMORANDUM OF UNDERSTANDING

On July 28, 2005, the Board of Directors of Catawba Valley Bank entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks as a result of the joint examination by the FDIC and the North Carolina Commissioner’s Office as of January 18, 2005. The Memorandum of Understanding sets forth certain actions required to be taken by management of Catawba to rectify unsatisfactory conditions identified by the federal and state banking regulators. The primary issues to be addressed by management relate to Catawba’s lending function, including conducting extensive loan risk rating reviews; addressing problem loans and enhancing the credit administration department; developing specific plans and proposals for classified credit relationships; improving loan documentation, policies and procedures; correcting all known violations of laws, rules and regulations; and developing capital and strategic plans for Catawba.

The Board of Directors of Catawba believes that implementation of the provisions of the Memorandum of Understanding will be beneficial to Catawba’s future operations and has agreed with the regulators to cause management to move in good faith for a complete and timely response to the elements of the Memorandum.

NOTE F – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the quarters ending:

	June 30, 2005	December 31, 2004	June 30, 2004
Balance, beginning of the quarter	$8,145,255	$10,537,332	$6,098,258
Provision for loan losses	32,000	1,337,000	331,000
Loans charged off	(728,335)	(1,496,104)	(304,907)
Recoveries of loans charged off	650,643	37,967	137,293

Balance, end of quarter	$8,099,563	$10,416,195	$6,261,644

Nonperforming loans to period-end loans	0.81%	0.85%	1.12%
Allowance for loan losses to period-end loans	1.64%	2.08%	1.29%
Nonperforming assets to total assets	1.22%	1.29%	1.44%

NOTE G - GUARANTEES

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 4 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	June 30, 2005	December 31, 2004
Undisbursed standby letters of credit	$1,408	$950

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the US Securities and Exchange Commission adopted an amendment to Regulation S-X that delayed the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment to the first fiscal period of fiscal years beginning after June 15, 2005. The Company intends to adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the quarters ended June 30, 2005 and 2004 would have decreased by approximately $59,558 and $15,642, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected not to have a material effect on our consolidated financial statements.

NOTE I – SUBSEQUENT EVENTS

Subsequent to June 30, one of our foreclosed properties became damaged from heavy rains brought on by the remnants of Hurricane Cindy on July 7, 2005. Due to a drainage problem, a large sink hole opened on the property which also caused damage to the building. This property is currently recorded at $900,000 on First Gaston’s balance sheet in other real estate owned. Management has obtained estimates to fix the property and to prevent any further damage to surrounding property that range from $1.2 million to $2.4 million. Some or all of this expense may be recovered through insurance and/or outstanding law suits where we have been assigned the settlement. Management is still in the process of gathering information in order to determine the financial impact.

The Company, through one of its subsidiary banks, had an option to purchase a piece of property in Corneilus, North Carolina. This property was being purchased for future branch expansion. During July 2005, the Company decided to pass on this option. There is approximately $26,000 of non-refundable capitalized expenses included in fixed assets related to this property which will be written off in the third quarter.

NOTE J – LEGAL PROCEEDINGS

The nature of the business of Integrity’s banking and other subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Integrity are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities, if any, arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of Integrity Financial Corporation.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

During the six months ended June 30, 2005, total assets increased $3.9 million or 0.60% from $664.3 million to $668.3 million. This increase in the Company’s assets resulted primarily from an increase in our interest-earning deposits with banks of $9.0 million or 102.6% during the period. This increase was offset by our decrease in net loans of $3.1 million or 0.63%. This growth in the Company’s assets was partially funded by a $6.4 million or 1.2% increase in customer deposits during the period.

Cash and cash equivalents increased $7.6 million or 39.2% during the period. This increase resulted primarily from an increase in interest-earning deposits with banks, as noted above, which was the result of the decrease in loan demand coupled with an increase in deposits. Loan demand has decreased due to the state of the economy in our markets along with tightened underwriting standards.

Investment securities increased $1.1 million or 1.2% during the period. The Company sold $6.4 million in securities realizing a net loss on sale of securities of $27,000 and in turn purchased $14.9 million in new securities. The Company had pay downs and maturities totaling $6.6 million during the period. The Company’s mark to market on investments available for sale decreased $643 thousand for the period. The $2.2 million increase in Government Agency Bonds was offset by Municipals decreasing $900 thousand. The other investment categories remained unchanged.

Net loans receivable decreased $3.1 million or .63% from $490.3 million to $487.2 during the period. The decrease was largely due to a large amount of payoffs as we continue to strengthen the quality of our loan portfolio. Construction loans increased $8.4 million, while our 1-4 family, equity lines and consumer portfolio decreased by $14.5 million. Our commercial loans remained basically unchanged.

Our allowance for loan losses decreased from $10.4 million at December 31, 2004 to $8.1 million at June 30, 2005, a decrease of $2.3 million. The allowance expressed as a percentage of total loans decreased from 2.08% at December 31, 2004 to 1.64% at June 30, 2005. This decrease in the level of the allowance in relation to total loans resulted from the $2.3 million in net charge offs taken in the current year. Total non performing loans decreased slightly from $4.2 million or 0.85% of gross loans at December 31, 2004 to $4.0 million or 0.81% of gross loans at June 30, 2005.

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

	June 30, 2005	December 31, 2004
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$3,732,824	$3,278,867
Past due loans 90 days or more and still accruing	258,321	954,375

	$3,991,145	$4,233,242

Federal Home Loan Bank stock decreased $222,000 or 6.6% during the period, ending with a balance at June 30, 2005 of $3.1 million. FHLB stock ownership is a requirement for member banks that utilize the bank for borrowing funds. The percentage of stock owned by each member bank is based on the amount of outstanding borrowings.

Customer deposits continued to be our principal funding source during the first six months of 2005 allowing us to fund the aforementioned growth in our assets. At June 30, 2005, deposits from our customers totaled $544.6 million, an increase of $6.4 million or 1.2% from $538.2 at December 31, 2004. Savings and demand deposit accounts increased by $11.3 million while time deposits decreased by $4.9 million during the period. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the amount of higher cost time deposits.

The liquidity provided by the increased level of our customer deposits also enabled the Company to reduce our short-term borrowings and long-term debt during the period by $5.3 million, to $56.0 million at June 30, 2005. The Company was able to take advantage of paying off early a Federal Home Loan Bank convertible advance which decreased total advances by $6.5 million for the period.

At June 30, 2005, total stockholder’s equity was $66.0 million, an increase of $3.2 million from December 31, 2004. Net income was $3.2 million for the period and the Company received $851,000 from the exercise of stock options. Unrealized gains on our investment securities, net of tax, decreased $393,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

Net Income. Net Income for the quarter ended June 30, 2005 was $1.5 million or $0.28 per diluted share, as compared with net income of $1.3 million or $0.25 per diluted share for the three months ended June 30, 2004, an increase of $156,000.

Net Interest Income. Like most financial institutions, the primary component of earnings for our banks, Catawba Valley and First Gaston, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities; spread refers to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities; and, margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the quarter ended June 30, 2005 was $5.7 million as compared with $4.8 million during the quarter ended June 30, 2004, an increase of $990,000. This increase resulted from the increased levels of interest-earning assets during the current period coupled with higher interest rates as the Company’s Prime Rate rose. Taking advantage of the higher interest rate environment contributed to the increase in the Company’s net interest margin from 3.24% for the three months ended June 30, 2004 to 3.78% for the same period ending June 30, 2005.

Provision for Loan Losses. Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance monthly. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors derived from our history of operations.

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

The provision for loan losses was $32,000 and $331,000 for the quarters ended June 30, 2005 and 2004, respectively, resulting in a decrease of $299,000. The decrease was as a result of a lack of loan growth and management’s determination of the adequacy of the existing loan loss reserves. Net loan charge-offs were $78,000 or .02% of average loans outstanding for the quarter ended June 30, 2005, compared to $168,000 or .04% of average loans outstanding for the same period in 2004. The level of our non-performing loans during the 2005 quarter was more favorable than that during the 2004 quarter.

Non-interest income. Non-interest income was $1.3 million for the quarter ended June 30, 2005, a decrease of $104,000 from June 30, 2004. Service charges on deposit accounts increased from $597,000 during the 2004 period to $678,000, an increase of $81,000. This increase was due to enhanced marketing of our overdraft privilege product coupled with more stringent policies for waived fees.

This increase was offset however by decreases in various other areas of non-interest income. Income from factoring operations decreased 12% to $101,000 for the quarter ended June 30, 2005 from $115,000 for the comparable period in 2004. One of our banks is slowly discontinuing this product. We experienced a $40,000 or 14.9% decrease in our mortgage operations. This decrease from $271,000 during the 2004 period to $231,000 resulted from the decrease in originations in the current year period versus the prior year period. Securities commissions from our brokerage firm decreased $95,000 or 38.3% due to the firm operating with one less broker during the period. Other non-interest income decreased from $185,000 to $147,000 for the quarters ended June 30, 2004 and 2005, respectively. During the second quarter of 2005, the Company sold a piece of land that was included in fixed assets, and was originally purchased for branch expansion. Upon further market analysis, the Company decided that the property was not a suitable location for a branch. The land was sold for a $124,000 loss. The Company also paid off a convertible FHLB advance resulting in a $120,000 gain during the second quarter of 2005.

Non-interest expense. Non-interest expense increased $732,000 compared to the period ended June 30, 2004. Compensation and employee benefits increased 27.1% or $571,000. This increase was due to the payment in the second quarter of 2005 of additional compensation for extraordinary circumstances related to a limited number of employees, additional personnel in the loan administration area and increased health and dental insurance premiums. Professional fees increased from $105,000 to $157,000 for the quarters ended June 30, 2004 and 2005, respectively. This increase was caused by additional consulting, auditing and attorney fees paid in the second quarter. Other non-interest expense increased $85,000 from June 30, 2004 to June 30, 2005. This was the result of charge offs relating to our overdraft privilege program.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 35.2% for the period ended June 30, 2005 as compared to 30.2% for the period ended June 30, 2004. As permanent differences remained unchanged, the increase resulted mainly from an increase in taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004

Net Income. Net income for the six months ended June 30, 2005 was $3.2 million or $.59 per diluted share, as compared with net income of $2.4 million or $.47 per diluted share for the six months ended June 30, 2004, an increase of $713,000.

Net Interest Income. Net interest income for the six months ended June 30, 2005 was $11.4 million as compared with $9.6 million during the quarter ended June 30, 2004, an increase of $1.8 million. The Company’s net interest margin increased from 3.26% for the six months ended June 30, 2004 to 3.76% for the six months ended June 30, 2005 as a result of rising interest rates in the general economy.

Provision for Loan Losses. The provision for loan losses was $32,000 and $636,000 for the six months ended June 30, 2005 and 2004, respectively, resulting in a decrease of $604,000. The decrease was a result of the lack of loan growth along with management’s determination of the adequacy of the loan loss reserve. Net loan charge-offs increased to $2.3 million or .47% of average loans outstanding for the six months ended June 30, 2005, compared to $545,000 or .12% of average loans outstanding for the same period in 2004.

Non-interest income. Non-interest income was $2.3 million for the six months ended June 30, 2005, a decrease of $495,000 or 17.6% from the comparable period in 2004. Service charges on deposit accounts increased $75,000, from $1.2 million for the six months ending June 30, 2004 to $1.3 million for the same period in 2005. Income from mortgage operations was $353,000 for the six months ended June 30, 2005, compared to $546,000 for the same period of 2004. This decrease in our mortgage operations income resulted from the decrease in the level of originations from the prior period to the current period. Securities commissions from brokerage operations decreased by $198,000 due to the firm operating with one less broker during the period. The Company had a loss of $27,000 on sales of investment securities compared to a $117,000 gain in the prior year. Other non-interest income also increased slightly by $7,000 or 2.6%.

Non-interest expense. Non-interest expense increased $593,000 from $8.3 million for the six months ended June 30, 2004 to $8.9 million for the same period ended June 30, 2005. Compensation and employee benefits increased $413,000 or 9.2% over the same period in the prior year. This increase was due to the payment in the second quarter of 2005 of additional unanticipated incentive compensation related to a limited number of employees, additional personnel in the loan administration area and increased health and dental insurance premiums. The $221,000 increase in professional fees was due to additional fees paid to the Company’s independent accounting firm for work performed to review our compliance with the Sarbanes-Oxley Act of 2002, an increase in consulting fees, and an increase in attorney fees.

Provision for Income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 34.7% for the period ended June 30, 2005 as compared to 30.6% for the period ended June 30, 2004. This increase resulted largely from an increase in taxable income.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed securities principal repayments, deposit growth, and borrowings are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of June 30, 2005, liquid assets, consisting of cash and cash equivalents and investment securities, were approximately $119 million, which represents 17.6% of total assets and 19.8% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $81.9 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $24.0 million. At June 30, 2005, undisbursed line of credit balances totaled $118.1 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 54.3% of the Company’s total deposits at June 30, 2005. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 25.4% of the Company’s total deposits at June 30, 2005. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC, the primary federal regulator of Catawba Valley Bank and First Gaston Bank, and the Federal Reserve, the primary federal regulator of the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines.

At June 30, 2005, both the Company and each of its bank subsidiaries maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

Other Matters

Refer to Notes E and I relating to a more indepth discussion on the MOU and damage to foreclosed property.

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

The Company identified a material weakness in internal control over financial reporting relating to the Company’s process of establishing the allowance for loan losses and the related provision that existed during 2004. As of the end of the period covered by this report, the Company was continuing the process of remediating the material weakness in the Company’s internal control over financial reporting relating to the allowance for loan losses. The Company has taken the following remedial actions to address this identified weakness in internal control over financial reporting;

•	Filed applications with federal and state banking regulators to merge the Company’s bank subsidiaries, which should result in more centralized and coordinated management of the Company’s credit administration function and allowance for loan losses;

•	Completed internal audits of loan and credit administration during the first four months of 2005;

•	Strengthened the Loan Committee of the Board of Directors and the Officer Loan Committee;

•	Continued the process of expanding and enhancing the Company’s loan administration and credit review functions in order to match the level of review to the size and complexity of the Company’s lending function; and

•	Continued its efforts to hire Commercial Risk Officers with credit administration oversight responsibility at the holding company level in order to support the Company’s subsidiary banks and the Company’s centralized credit administration function.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INTEGRITY FINANCIAL CORPORATION

Date: August 9, 2005	By:	/s/ W. Alex Hall, Jr.
W. Alex Hall, Jr.
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Susan B. Mikels
Susan B. Mikels
Principal Financial Officer