Form 10-Q
period 2005-09-30
INTEGRITY FINANCIAL CORP
filed 2005-11-14
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of November 10, 2005: 5,258,669.

This report contains 18 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Integrity Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2005 (Unaudited)	December 31, 2004*
ASSETS
Cash and due from banks	$8,069,238	$10,592,677
Interest-earning deposits in banks	23,429,832	8,744,304
Investment securities available for sale	86,595,454	86,852,913
Investment securities held to maturity (fair value of $4,093,606 and $4,272,984 at 2005 and 2004, respectively)	3,933,973	4,091,077

Loans	492,034,725	500,680,897
Less allowance for loan losses	(7,625,794)	(10,416,195)

Net loans	484,408,931	490,264,702
Factored accounts receivable	2,426,219	2,875,583
Stock in the Federal Home Loan Bank, at cost	3,014,900	3,372,100
Foreclosed real estate	813,522	1,999,839
Bank premises and equipment	19,243,356	20,160,839
Bank owned life insurance	9,847,115	9,600,060
Goodwill	17,237,789	17,237,789
Other intangible assets	1,918,161	2,157,545
Other assets	5,356,969	6,354,400

Total assets	$666,295,459	$664,303,828

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$50,877,713	$45,819,222
Money market and NOW accounts	187,416,852	179,176,171
Savings	11,778,641	12,352,454
Time, $100,000 and over	139,430,410	150,724,061
Other time	156,969,148	150,157,448

Total deposits	546,472,764	538,229,356
Short term borrowings	22,366,499	32,451,860
Long term debt	28,879,332	28,897,315
Accrued expenses and other liabilities	1,831,720	1,972,021

Total liabilities	599,550,315	601,550,552

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 5,252,108 and 5,130,007 shares issued and outstanding in 2005 and 2004, respectively	5,252,108	5,130,007
Additional paid-capital	56,982,799	56,045,249
Retained earnings	5,134,069	1,567,639
Accumulated other comprehensive income (loss)	(623,832)	10,381

Total stockholders’ equity	66,745,144	62,753,276

Total liabilities and stockholders’ equity	$666,295,459	$664,303,828

*	Derived from audited consolidated financial statements

Integrity Financial Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$8,964,005	$7,742,149	$25,674,738	$21,264,026
Investment securities - taxable	738,893	745,059	2,150,410	2,186,833
Investment securities - nontaxable	135,164	146,859	428,601	425,568
Other interest and dividends	135,371	45,151	380,302	125,419

Total interest and dividend income	9,973,433	8,679,218	28,634,051	24,001,846

Interest expense
Time deposits, $100,000 and over	1,182,998	804,446	3,160,617	2,371,725
Other deposits	2,206,018	1,577,416	5,992,963	4,632,944
Short term borrowings	209,213	129,269	606,253	495,787
Long term debt	546,537	878,323	1,616,810	1,580,753

Total interest expense	4,144,766	3,389,454	11,376,643	9,081,209

Net interest income	5,828,667	5,289,764	17,257,408	14,920,637
Provision for loan losses	366,000	4,485,000	398,000	5,121,000

Net interest income after provision for loan losses	5,462,667	804,764	16,859,408	9,799,637

Non-interest income
Service charges on deposit accounts	712,588	658,614	1,979,214	1,850,222
Factoring operations	101,456	95,160	311,122	346,202
Mortgage operations	197,446	263,406	550,165	809,653
Securities commissions	169,077	182,063	411,475	622,516
Gain (loss) on sale of investment securities	(6,669)	(12,693)	(33,189)	104,441
Other	158,406	105,211	424,744	364,777

Total non-interest income	1,332,304	1,291,761	3,643,531	4,097,811

Non-interest expenses
Compensation and employee benefits	2,286,126	2,199,054	7,173,425	6,673,356
Occupancy and equipment	783,172	713,002	2,296,053	2,241,028
Professional fees	216,104	135,604	610,719	308,856
Printing and supplies	90,794	92,567	258,078	264,203
Advertising and business promotion	63,255	88,853	190,152	284,894
Other	2,207,718	812,620	3,990,025	2,548,020

Total non-interest expenses	5,647,169	4,041,700	14,518,452	12,320,357

Income (loss) before taxes	1,147,802	(1,945,175)	5,984,487	1,577,091
Income taxes	328,205	(822,660)	2,007,866	255,192

Net income (loss)	$819,597	$(1,122,515)	$3,976,621	$1,321,899

Net income (loss) per common share
Basic	$0.16	$(0.21)	$0.76	$0.26

Diluted	$0.15	$(0.21)	$0.74	$0.25

Dividends declared per common share	$—	$—	$0.08	$0.08

Integrity Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$3,976,621	$1,321,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,262,185	1,449,363
Amortization of intangibles	239,384	239,383
Provision for loan losses	398,000	5,121,000
Deferred compensation	59,776	44,201
Increase in cash surrender value of life insurance	(247,055)	(300,597)
Loss (gain) on sales of investment securities	33,189	(104,441)
Net gains on sales of loans	—	(32,700)
Proceeds from sales of loans	—	992,229
Net losses on sales of fixed assets	132,790	—
Net losses on sales of other real estate owned	33,103	180,782
Impairment of foreclosed real estate	900,000	—
Change in assets and liabilities:
Net decrease (increase) in other assets	1,402,225	(291,829)
Net decrease in other liabilities	(200,077)	(35,019)

Net cash provided by operating activities	7,990,141	8,584,271

Cash flows from investing activities
Purchase of investment securities available for sale	(20,624,555)	(39,061,920)
Redemption (purchases) of Federal Home Loan Bank stock	357,200	(424,000)
Proceeds from sales, maturities and calls of investment securities	19,762,098	35,884,553
Decrease (increase) in loans	4,891,872	(40,841,159)
Decrease in factored accounts receivable	449,364	137,659
Purchases of premises and equipment	(283,071)	(1,685,323)
Proceeds from sale of fixed assets	132,943	—
Proceeds from sale of foreclosed real estate	696,573	1,033,755
Purchase of bank owned life insurance	—	(47,831)

Net cash used in investing activities	5,382,424	(45,004,266)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	5,058,491	6,593,906
Net increase in interest-bearing deposits	3,184,917	38,267,579
Net increase in securities sold under agreements to repurchase	414,639	179,617
Decrease in federal funds purchased	—	(11,500,000)
(Decrease) increase in Federal Home Loan Bank advances	(10,517,983)	7,983,503
Payment of cash dividend	(379,252)	(370,629)
Fractional shares	(22,192)	—
Purchase of outstanding common stock	—	(1,201,171)
Proceeds from issuance of common stock	1,050,904	822,796

Net cash provided by financing activities	(1,210,476)	40,775,601

Net increase cash and cash equivalents	12,162,089	4,355,606

Cash and cash equivalents, beginning of period	19,336,981	16,328,118

Cash and cash equivalents, end of period	$31,499,070	$20,683,724

Integrity Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation and its wholly-owned subsidiaries: Catawba Valley Bank, First Gaston Bank of North Carolina, Integrity Securities, Inc., and Community Mortgage Corporation, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-K, as amended. This quarterly report should be read in conjunction with such annual report.

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

Basic and diluted net income per common share has been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	5,237,353	5,344,900	5,198,861	5,155,750
Effect of dilutive stock options	164,764	—	171,651	106,636

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	5,402,117	5,344,900	5,370,512	5,262,386

There were no antidilutive options outstanding during the three and nine month periods ended September 30, 2005 and 11,997 antidilutive options outstanding during the nine month period ended September 30, 2004. For the three month period ended September 30, 2004, none of the then outstanding options had a dilutive effect because of the Company’s net loss for that period. On July 20, 2005, the Board of Directors of the Company declared a 10% stock dividend, payable on August 22, 2005 for shareholders of record on August 8, 2005.

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $578,305 and $83,632, respectively.

For the nine months ended September 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $3,342,407 and $807,246, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$819,597	$(1,122,515)	$3,976,621	$1,321,899
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(14,779)	(7,821)	(44,741)	(23,463)

Net income (loss) pro forma	$804,818	$(1,130,336)	$3,931,880	$1,298,436

Basic net income (loss) per common share:
As reported	$0.16	$(0.21)	$0.76	$0.26
Pro forma	0.15	(0.21)	0.76	0.25
Diluted net income (loss) per common share:
As reported	0.15	(0.21)	0.74	0.25
Pro forma	0.15	(0.21)	0.73	0.25

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

As required every ninety days, a progress report has been filed with the FDIC outlining the procedures that have been taken to improve the bank’s loan quality.

NOTE F– ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

A summary of the activity in the allowance for loan losses for the quarters ending:

	Sept 30, 2005	June 30, 2005	March 30, 2005	Dec 31, 2004	Sept 30, 2004
Balance, beginning of the quarter	$8,099,563	$8,145,255	$10,416,195	$10,537,332	$6,261,644
Provision for loan losses	366,000	32,000	—	1,337,000	4,485,000
Loans charged off	(1,030,549)	(728,335)	(2,510,991)	(1,496,104)	(324,153)
Recoveries of loans charged off	190,780	650,643	240,051	37,967	114,841
Balance, end of quarter	7,625,794	8,099,563	8,145,255	10,416,195	10,537,332

Nonperforming loans to period-end loans	1.35%	0.81%	0.81%	0.85%	1.04%
Allowance for loan losses to period-end loans	1.55%	1.64%	1.66%	2.08%	2.11%
Nonperforming assets to total assets	1.12%	0.90%	0.92%	0.94%	1.19%

Nonaccrual loans	6,401,822	3,732,824	3,794,182	3,278,867	4,153,516
Past due loans >90 days still accruing	218,375	258,321	178,208	954,375	1,044,722
Total nonperforming loans	6,620,197	3,991,145	3,972,390	4,233,242	5,198,238

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company has issued guarantees under standby letters of credit, which require the Company to fund the guarantee in part or in entirety, in the event the customer fails to perform under an obligating agreement. These standby letters of credit typically have terms ranging from 4 to 156 months.

The maximum amount of the Company’s guarantees under these standby letters of credit are as follows (in thousands):

	September 30, 2005	December 31, 2004
Undisbursed standby letters of credit	$1,214	$960

During the third quarter, management decided to charge-off a foreclosed property where a large sink hole had formed due to a drainage problem. The property was recorded on First Gaston’s balance sheet at $900,000. Management determined that the property would not have a market value in its current state because of the damage, so the entire amount was charged off. Management is in the process of vigorously assessing all available options to recover all or a portion of this charge-off including: insurance, negotiations with government agencies and/or outstanding lawsuits where the Company has been assigned the settlement

The Registrant, its wholly owned subsidiary, Catawba Valley Bank and its President and Chief Executive Officer, W. Alex Hall, Jr., have been named as defendants in an action brought before the Catawba County Superior Court (Hickory, North Carolina). The action was commenced on September 30, 2005 by Joe I. Marshall, Jr., the sole plaintiff in the action. Mr. Marshall served as President and Chief Executive Officer of Catawba Valley Bank from February 2, 2005 until termination of his employment on August 18, 2005. The plaintiff has alleged various claims concerning his discharge from employment with Catawba Valley Bank and is seeking relief in the form of compensatory damages of $614,594 and punitive and treble damages in excess of $10,000.

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

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the US Securities and Exchange Commission adopted an amendment to Regulation S-X that delayed the effective date of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment to the first fiscal period of fiscal years beginning after June 15, 2005. The Company intends to adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. If the cost of employee stock option compensation had been included in the consolidated financial statements, net income for the quarters ended September 30, 2005 and 2004 would have decreased by approximately $44,741 and $23,463, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected not to have a material effect on our consolidated financial statements.

NOTE I – PENDING MERGERS

On September 18, 2005, the Company and FNB Corp. of Asheboro, NC announced the signing of a definitive agreement to merge whereby the Company would be merged into FNB Corp. The merger of the Company and FNB Corp. is subject to approval by federal and state banking authorities and appropriate shareholder approvals. It is anticipated that this transaction will be completed by the end of the first quarter or beginning of second quarter of 2006.

One of the conditions of the above pending merger is to merge the state charters of First Gaston Bank and Catawba Valley Bank. This merger has been approved by the regulatory agencies and should be completed during January 2006. Upon the merger of the Company’s two wholly owned bank subsidiaries, First Gaston Bank will continue to operate under the First Gaston name, and Catawba Valley Bank and Northwestern Bank will continue to operate under their respective names, but will be branches of First Gaston Bank.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

During the nine months ended September 30, 2005, total assets increased $2.0 million or 0.30% from $664.3 million to $666.3 million. This increase in the Company’s assets resulted primarily from an increase in our interest-earning deposits with banks of $14.7 million or 167.94% during the period. This increase was offset by our decrease in net loans of $5.9 million or 1.19%. This growth in the Company’s assets was funded by an $8.2 million or 1.53% increase in customer deposits during the period.

Cash and cash equivalents increased $12.2 million or 62.90% during the period. This increase resulted primarily from an increase in interest-earning deposits with banks, as noted above, which was the result of the decrease in loan demand coupled with an increase in deposits. Loan demand has decreased due to the state of the economy in our markets along with tightened underwriting standards employed by our subsidiary banks.

Investment securities decreased $415,000 or 0.46% during the period. The Company sold $9.8 million in securities realizing a net loss on sale of securities of $33,000 and in turn purchased $20.6 million in new securities. The Company had pay downs and maturities totaling $9.9 million during the period. The Company’s mark to market on investments available for sale decreased $1.0 million for the period. The $3.8 million increase in collateralized mortgage obligations was offset by decrease of mortgage backed securities and municipals of $1.9 million and $1.4 million, respectively. The other investment categories remained unchanged.

Net loans receivable decreased $5.9 million or 1.19% from $490.3 to $484.4 million during the period. The decrease was largely due to a large amount of payoffs received as we continue to strengthen the quality of our loan portfolio. The $9.5 million increase in construction loans was offset by the $9.5 million decrease in our 1-4 family portfolio. Multi-family loans increased $3.7 million while our consumer portfolio decreased by $5.4 million.

Our allowance for loan losses decreased from $10.4 million at December 31, 2004 to $7.6 million at September 30, 2005, a decrease of $2.8 million. The allowance expressed as a percentage of total loans decreased from 2.08% at December 31, 2004 to 1.55% at September 30, 2005. This decrease in the level of the allowance in relation to total loans resulted primarily from the $3.2 million in net charge-offs taken in the current year.

Total non-performing loans increased from $4.2 million or 0.85% of gross loans at December 31, 2004 to $6.6 million or 1.35% of gross loans at September 30, 2005. Due to the Company’s tightening of credit standards, on July 1, 2005 Catawba Valley Bank changed the way it accounted for past due loans where partial payments were being received. Prior to July 1, 2005, Catawba Valley Bank was renewing these loans so that payments could be applied to both principal and interest. These loans are now being placed on non-accrual status and payments are being applied to principal only. This change accounted for $1.7 million of the increase in non accrual loans. Although these loans increased the non accrual balance, the allowance was not increased as these credits were included in Catawba Valley Bank’s on going review of individual loans in the third quarter of 2004. It is believed that sufficient specific reserves were established for these loans at that time. First Gaston Bank contributed to the increase in non accruals with one large relationship of $1.2 million, which involved the customer going out of business and liquidating its assets. First Gaston Bank has allocated sufficient reserves for this relationship, taking into consideration that the value of the collateral securing these loans is believed to be well in excess of the credits held by the Bank.

Customer deposits continued to be our principal funding source during the first nine months of 2005 allowing us to fund the aforementioned growth in our assets. At September 30, 2005, deposits from our customers totaled $546.5 million, an increase of $8.2 million or 1.53% from $538.2 at December 31, 2004. Savings and demand deposit accounts increased by $12.7 million while time deposits decreased by $4.5 million during the period. Management is continuing to make a conscious effort to attract lower cost core deposits and reduce the amount of higher cost time deposits.

The liquidity provided by the increased level of our customer deposits also enabled the Company to reduce our short-term borrowings and long-term debt during the period by $10.1 million, to $51.2 million at September 30, 2005.

At September 30, 2005, total stockholder’s equity was $66.7 million, an increase of $4.0 million from December 31, 2004. Net income was $4.0 million for the nine month period ended September 30, 2005 and the Company received $1.1 million from the exercise of outstanding stock options. Unrealized gains on our investment securities, net of tax, decreased $634,000 to $(624,000).

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

Net income. Net Income for the quarter ended September 30, 2005 was $820,000 or $0.15 per diluted share, as compared with net loss of $1.1 million or $(0.21) per diluted share for the three months ended September 30, 2004, an increase of $1.9 million.

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

Net interest income for the quarter ended September 30, 2005 was $5.8 million as compared with $5.3 million during the quarter ended September 30, 2004, an increase of $539,000. This increase resulted from the increased levels of interest-earning assets during the current period coupled with higher interest rates as the Company’s Prime Rate rose. The higher interest rate environment contributed to the increase in the Company’s net interest margin. The Company’s loan portfolio repriced at a faster pace than deposits increasing the Company’s net interest margin from 3.55% for the three months ended September 30, 2004 to 3.83% for the same period ending September 30, 2005.

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

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as “substandard”, “doubtful” or “loss” and reserves are allocated based on management’s judgment and historical experience. Testing by our internal auditors and by other independent third parties with whom we contract to perform reviews of our loans helps to validate this process. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to make adjustments based upon information available to them at the time of their examination.

The provision for loan losses was $366,000 and $4.5 million for the quarters ended September 30, 2005 and 2004, respectively, resulting in a decrease of $4.1 million. An in-depth review was performed on the loan portfolio quality in the third quarter of 2004 resulting in a large provision being booked in that quarter. During 2005, the Company continued to monitor the impaired loans individually. A significant portion of the impaired loans were classified as loss and written off. Net loan charge-offs were $840,000 or 0.17% of average loans outstanding for the quarter ended September 30, 2005, compared to $209,000 or 0.04% of average loans outstanding for the same period in 2004. The higher level of charge-offs in the current quarter related to loans for which loss provisions had been made in prior periods.

Non-interest income. Non-interest income was $1.3 million for the quarter ended September 30, 2005, an increase of $41,000 from September 30, 2004. Service charges on deposit accounts increased from $659,000 during the 2004 period to $713,000, an increase of $54,000. This increase was due to enhanced marketing of our overdraft privilege product coupled with more stringent policies for waived fees.

We experienced a $66,000 or 25.0% decrease in net income generated by our mortgage operations. This decrease from $263,000 during the 2004 period to $197,000 resulted from the decrease in originations in the current year period versus the prior year period caused by interest rates rising. Securities commissions from our brokerage firm decreased $13,000 or 7.13% due to the firm operating with one less broker during the period. Other non-interest income increased from $105,000 to $158,000 for the quarters ended September 30, 2004 and 2005, respectively.

Non-interest expense. Non-interest expense increased $1.6 million compared to the period ended September 30, 2004. Compensation and employee benefits increased 3.96% or $87,000. This increase was due to merit raises in the third quarter and increased health care costs. Professional fees increased from $136,000 to $216,000 for the quarters ended September 30, 2004 and 2005, respectively. This increase was caused by additional consulting, auditing and attorney fees incurred in the third quarter of 2005. Other non-interest expense increased $1.4 million from September 30, 2004 to September 30, 2005. This was the result of the $900,000 charge-off of foreclosed property in addition to approximately $200,000 in expenses relating to this property. See additional discussion of this write off in Note G of the Consolidated Financial Statements. During the most recently completed quarter, we reimbursed Countrywide Home Loans, Inc. approximately $100,000 for two loans (sold in 2001 and 2002) that were determined to have underwriting problems at the time of origination. An additional $100,000 has been accrued to settle an outstanding claim from Countrywide for two additional loans. The remainder of the increase is due to charge-offs relating to our overdraft privilege program.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 28.59% for the period ended September 30, 2005. This increase in the effective tax rate is due to the increase of net interest income as a percentage of to total income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Net income. Net income for the nine months ended September 30, 2005 was $4.0 million or $0.74 per diluted share, as compared with net income of $1.3 million or $0.25 per diluted share for the nine months ended September 30, 2004, an increase of $2.7 million.

Net interest income. Net interest income for the nine months ended September 30, 2005 was $17.3 million as compared with $14.9 million during the nine months ended September 30, 2004, an increase of $2.3 million. The Company’s net interest margin increased from 3.34% for the nine months ended September 30, 2004 to 3.78% for the nine months ended September 30, 2005 as a result of rising interest rates in the general economy.

Provision for loan losses. The provision for loan losses was $398,000 and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively, resulting in a decrease of $4.7 million. This significant decrease in the provision for loan losses was a result of the lack of loan growth during the first nine months of 2005 coupled with the large provision that was recorded in third quarter of 2004. During the quarter ended September 30, 2004, management identified several significant loan relationships for which additional evaluation was deemed necessary. Management undertook an extensive review of these loans, which included assistance from an independent third party, in order to assess the adequacy of the loss allowance with respect to these loans. Net loan charge-offs increased to $3.2 million or 0.65% of average loans outstanding for the nine months ended September 30, 2005, compared to $754,000 or 0.16% of average loans outstanding for the same period in 2004. The loans charged off in 2005 had been identified during the Company’s 2004 fourth quarter loan review and were fully reserved for.

Non-interest income. Non-interest income was $3.6 million for the nine months ended September 30, 2005, a decrease of $454,000 or 11.0% from the comparable period in 2004. Service charges on deposit accounts increased $129,000, from $1.9 million for the nine months ending September 30, 2004 to $2.0 million for the same period in 2005. Income from mortgage operations was $550,000 for the nine months ended September 30, 2005, compared to $810,000 for the same period of 2004. This decrease in our mortgage operations income resulted from the decrease in the level of originations due to the rising interest rate environment. Securities commissions from brokerage operations decreased by $211,000 due to the firm operating with one less broker during the period. The Company had a loss of $33,000 on sales of investment securities compared to a $104,000 gain in the prior year. Other non-interest income increased by $60,000 or 16.44%.

Non-interest expense. Non-interest expense increased $2.2 million from $12.3 million for the nine months ended September 30, 2004 to $14.5 million for the same period ended September 30, 2005. Compensation and employee benefits increased $500,000 or 7.49% over the same period in the prior year. This increase was due to the payment in the second quarter of 2005 of additional unanticipated incentive compensation related to a limited number of employees, additional personnel in the loan administration area and increased health and dental insurance premiums. The $302,000 increase in professional fees was due to additional fees paid to the Company’s independent accounting firm for work performed to review our compliance with the Sarbanes-Oxley Act of 2002, an increase in consulting fees, and an increase in attorney fees. Other non-interest expenses increased from $2.5 million from the nine months ended September 30, 2004 to $4.0 million for the nine months ended September 20, 2005. This $1.4 million increase was due to the $900,000 write off of foreclosed property damaged by a sink hole, in addition to approximately $200,000 of expenses related to this property.

Provision for income taxes. The Company’s effective tax rate (income taxes as a percentage of income before income taxes) was 33.6% for the period ended September 30, 2005 as compared to 16.2 % for the period ended September 30, 2004. This increase resulted largely from an increase in the percentage of net interest income to total income.

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

As of September 30, 2005, liquid assets, consisting of cash and cash equivalents and investment securities, were approximately $122.0 million, which represents 18.31% of total assets and 20.42% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $85.4 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $24.5 million. At September 30, 2005, undisbursed line of credit balances totaled $112.8 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 54.24% of the Company’s total deposits at September 30, 2005. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 25.51% of the Company’s total deposits at September 30, 2005. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

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

At September 30, 2005, the Company and both of its bank subsidiaries maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

Other Matters

Refer to Note E of the Consolidated Financial Statements relating to a more in-depth discussion on the Memorandom of Understanding between Catawba Valley Bank, the FDIC, and the NC Commissioner of Banks.

Refer to Note G of the Consolidated Financial Statements relating to the write-off of foreclosed property.

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

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Registrant, its wholly owned subsidiary, Catawba Valley Bank and its President and Chief Executive Officer, W. Alex Hall, Jr., have been named as defendants in an action brought before the Catawba County Superior Court (Hickory, North Carolina). The action was commenced on September 30, 2005 by Joe I. Marshall, Jr., the sole plaintiff in the action. Mr. Marshall served as President and Chief Executive Officer of Catawba Valley Bank from February 2, 2005 until termination of his employment on August 18, 2005. The plaintiff has alleged various claims concerning his discharge from employment with Catawba Valley Bank and is seeking relief in the form of compensatory damages of $614,594 and punitive and treble damages in excess of $10,000.

The nature of the business of Registrant’s banking and other subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of the Registrant are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities, if any, arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of the Registrant.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on September 9, 2005. Of the 4,761,905 shares entitled to vote at the meeting, 3,770,898 shares voted. The following matters were voted on at the meeting:

1.	Election of Directors.

David E. Cline, W. Alex Hall, Jr., Robert P. Huntley, and Randy Miller were all re-elected to three-year terms to the Board of Directors. Hall F. Huffman, Jr. was re-elected to a two year term and Jack Ray Ferguson was re-elected to a one year term. The following directors’ terms continued after the Annual Meeting: Loretta Dodgen, W. Steve Ikerd, H. Ray McKenney, Jr., Howard L. Pruitt, Carl G. Yale and Ronald S. Shoemaker.

The directors elected at the Annual Meeting received the following votes for and withheld:

Director	Votes For	Votes Withheld
Three-Year Terms:
David E. Cline	2,934,170	836,728
W. Alex Hall, Jr.	2,996,806	774,092
Robert P Huntley	3,718,528	52,370
Randy Miller	3,732,783	38,115

Two-Year Term:
Hal F. Huffman, Jr.	3,726,562	44,336

One-Year Term:
Jack Ray Ferguson	3,715,759	55,139

2.	Ratification of Independent Auditors.

A proposal to ratify the appointment of Dixon Hughes PLLC as the Company’s independent auditor for the year ending December 31, 2005 was approved with 3,018,756 shares voted in favor, 737,191 shares voted against and 14,951 shares abstaining.

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

INTEGRITY FINANCIAL CORPORATION

Date: November 10, 2005	By:	/s/ W. Alex Hall, Jr.
W. Alex Hall, Jr.
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Susan B. Mikels
Susan B. Mikels
Principal Financial Officer