Form 10-Q/A
period 2005-09-30
INTEGRITY FINANCIAL CORP
filed 2005-11-18
CIK 1082471

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q of Integrity Financial Corporation (the “Registrant”) for the quarter ended September 30, 2005 is being filed for the sole purpose of filing, as Exhibit 10.1 hereto, the Agreement and Plan of Merger by and between the Registrant and FNB Corp., Asheboro, North Carolina. This material agreement was executed on September 18, 2005 and previously reported pursuant to Item 1.01 of the Registrant’s Current Report on Form 8-K, filed with the Commission on September 20, 2005.

Item 6. Exhibits

10.1	Agreement and Plan of Merger by and between FNB Corp. and Integrity Financial Corporation

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: November 18, 2005	By:	/s/ W. Alex Hall, Jr.
W. Alex Hall, Jr.
President and Chief Executive Officer

Date: November 18, 2005	By:	/s/ Susan B. Mikels
Susan B. Mikels
Principal Financial Officer

3

Exhibit Index

Exhibit No.	Description
10.1	Agreement and Plan of Merger by and between FNB Corp. and Integrity Financial Corporation

4