Form 10-K
period 2005-12-31
INTEGRITY FINANCIAL CORP
filed 2006-04-03
CIK 1082471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $90,587,851

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 5,291,827 shares of Common Stock outstanding as of January 31, 2006:

Documents Incorporated by Reference.

None.

PART I

Item 1 – BUSINESS

Integrity Financial Corporation (the “Registrant” or the “Company”) is a North Carolina corporation headquartered in Hickory, North Carolina. The Company was organized on June 30, 1998 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company. The Registrant was a multi-bank holding company until January 5, 2006, when it merged its two wholly-owned bank subsidiaries, Catawba Valley Bank headquartered in Hickory, North Carolina and First Gaston Bank of North Carolina headquartered in Gastonia, North Carolina. First Gaston Bank of North Carolina was the survivor of this merger and remains a wholly-owned subsidiary of the Registrant. First Gaston Bank of North Carolina is organized as a North Carolina banking corporation.

Catawba Valley Bank originally opened for business on November 1, 1995 and First Gaston Bank of North Carolina originally opened for business on July 11, 1995. First Gaston Bank is referred to herein as the “Bank.” Deposits in the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC).

On December 31, 2002, pursuant to an Agreement and Plan of Merger the Registrant acquired Community Bancshares, Inc, the holding company for Northwestern National Bank located in Wilkesboro, North Carolina. Northwestern National Bank was immediately merged into the Registrant’s wholly-owned subsidiary Catawba Valley Bank, and its former branches currently conduct business under the name “Northwestern Bank a Division of First Gaston Bank.” This transaction was accounted for under the purchase method of accounting.

On September 18, 2005, the Registrant entered into an Agreement and Plan of Merger with FNB Corp, Asheboro, North Carolina. There are no material relationships between FNB and the Registrant or FNB and any of the Registrant’s affiliates, other than by virtue of the merger agreement. The merger agreement provides that the Registrant will be merged with and into FNB and that each outstanding share of the Registrant’s common stock will be exchanged for the right to receive 0.8743 shares of FNB common stock and $5.20 in cash. The stock portion of the consideration furnished to the Registrant’s shareholders is intended to qualify as a tax-free transaction. As part of the merger agreement, four independent members of the Registrant’s Board of Directors will be added to the Board of FNB. This transaction has been approved by the shareholders of the Company and FNB, but remains subject to certain conditions and approvals of applicable regulatory authorities. The merger is currently anticipated to close in the second quarter of 2006.

The Registrant has four other wholly-owned subsidiaries in addition to the Bank. These subsidiaries are Integrity Securities, Inc., Catawba Valley Capital Trust I, Catawba Valley Capital Trust II and Community Mortgage, Inc.

On March 16, 1999, the Registrant formed Valley Financial Services, Inc. Its principal business activities are the sale, as agent, of various insurance products and the provision of nontraditional banking services. In the third quarter of 2003, Valley Financial Services opened a full service securities brokerage office and changed its name to “Integrity Securities, Inc.” The Registrant has applied for permission to merge Integrity Securities with and into First Gaston Bank of North Carolina. This application has been approved by the North Carolina Banking Commission, however the application to the Federal Deposit Insurance Corporation is still pending as of the date of this report.

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

First Gaston Bank of North Carolina engages in general banking business in the Cities of Gastonia and Hickory, North Carolina and portions of nine North Carolina counties: Alexander, Ashe, Burke, Caldwell, Catawba, Gaston, Iredell, Watauga, and Wilkes. Its operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located in its market area. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank’s lending activities include making commercial loans to individuals and small- to medium-sized businesses located primarily in its market area for various business purposes and various consumer loans to individuals, including installment loans, equity lines of credit, overdraft checking credit and credit cards. Also, the Bank makes residential mortgage loans to its customers, which the Bank then sells to another mortgage lender. The Bank issues ATM cards which allow its customers to access their deposit accounts at the automated teller machines of other banks that are linked to the STAR system and to execute point of sale transactions at various merchants. The Bank provides Internet and electronic banking services for its customers. The Bank does not provide trust services or leasing services, except through a correspondent bank.

The Bank operates seventeen full service offices. The Bank’s main office is located at 804 South New Hope Road in Gastonia, which is in Gaston County. The Bank has four locations in Catawba County, three locations in Wilkes County, two locations in Iredell County and one location each in Alexander, Ashe and Watauga counties and the towns of Belmont, Dallas, Mt. Holly and Stanley. The Bank also operates a mortgage loan office in Hickory.

Commercial banking in North Carolina as a whole is extremely competitive with state laws permitting statewide branching. The Bank competes directly for deposits in its market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Catawba County, there are twelve other commercial banks operating 49 offices. The Bank’s predominant competitors in the Catawba County market area are BB&T, People’s Bank and Wachovia. These three institutions control approximately 64% of deposits in the Catawba County market. In the Bank’s mountain market area, consisting of Alexander, Ashe, Watauga and Wilkes Counties, its main competitors are Wachovia, First Citizens Bank and Yadkin Valley Bank, which collectively control approximately 49% of the deposits in the Bank’s mountain market area. There are 17 other commercial banks operating 57 offices in this four county area. The Bank’s Gaston County market area contains twelve other commercial banks operating 51 offices. The Bank’s primary competitors in the Gaston County market area are BB&T, Wachovia and Citizens South Bank. These three banks control approximately 59% of total deposits in the Gaston County market area.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions. Office locations, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. The Bank’s predominant competitors have greater resources, broader geographic markets and higher lending limits. They can offer more products, and can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

As of December 31, 2005, the Registrant employed a total of 208 people, with 190 full time equivalent employees. The Registrant is not a party to a collective bargaining agreement, and considers its relations with employees to be good.

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

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulates deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and acquisitions of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As member institutions of the FDIC, the Bank’s deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC. Each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk - Based Capital of 9.52% and 10.78% respectively.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of the Bank, to assess the Bank’s record in meeting the credit needs of the community served, including low and moderate-income neighborhoods. The regulatory agency’s assessments of the Bank’s records are made available to the public. Such an assessment is required of any bank, which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

Recent Legislative Developments

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law. SOX mandated a variety of reforms intended to address corporate and accounting fraud and contained provisions which amended the Securities Exchange Act of 1934 (the “Act”) and provisions which directed the SEC to promulgate certain rules. The resultant law and regulations under the Act, as of the time of this annual report, is set forth in the following paragraphs. SOX provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

The Registrant has incurred additional expense in complying with the provisions of the Act and the related rules, however compliance has not had a material impact on the Company’s financial condition or results of operations.

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

Gramm-Leach-Bliley Act of 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature. This list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

Registrant cannot predict what legislation might be enacted in the future or what regulations might be adopted in the future, or if enacted or adopted, the effect thereof on Registrant’s operations.

Item 1A – RISK FACTORS

RISK FACTORS

An investment in the registrant’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock .

Risks Associated with our Merger Agreement with FNB Corp

We can give no assurances as to when, or if, our merger agreement with FNB Corp. will be consummated.

We are party to an Agreement and Plan of Merger with FNB Corp., Asheboro, North Carolina dated September 18, 2005. Our merger with FNB Corp. is subject to regulatory approval of the Federal Reserve Board and also subject to the approval by our shareholders and those of FNB Corp. Accordingly, we are unable to predict when, or if, the merger will be consummated. If we cannot effect the merger of the registrant with and into FNB Corp., we may be forced to alter our long-range business plans and recruit management personnel at significant expense.

The merger may have an adverse effect on operating results

Our proposed merger with FNB Corp. involves the combination of two companies that have previously operated independently. A successful combination of the companies’ operations will depend primarily on retaining and expanding our customer base and on FNB’s ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. Difficulties may be encountered in combining the operations of FNB Corp. and the registrant, including:

•	the loss of key employees and customers;

•	disruptions to our businesses;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology or credit;

•	the assimilation of new operations, sites and personnel possibly diverting resources from regular banking operations;

•	difficulties assimilating acquired operations and personnel;

•	potential disruptions of our ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the historical or future financial performance of the combined business; and

•	brand awareness issues related to the acquired assets or customers.

Further, we may be unable to realize fully any of the potential cost savings we expect to achieve in the merger. Any cost savings that are realized may be offset by losses in revenues, increases in expenses or other changes to earnings or required accounting treatments or valuations of the registrant’s assets and liabilities.

The merger agreement with FNB Corp. limits our ability to pursue alternatives to the merger

Our merger agreement with FNB Corp. contains provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or enter into merger or acquisition agreements with third parties. In general, if we take advantage of any of those limited exceptions, we will be obligated to pay FNB a “break-up” fee of $4,000,000. These provisions might discourage a potential competing acquiror that might have an interest in acquiring the registrant from proposing or considering an acquisition even if it were prepared to pay a higher price to our shareholders than the price FNB proposes to pay under the merger agreement, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire the registrant than it might otherwise have proposed.

Risks Associated with our Continued Operations

We have merged our subsidiary banks into one financial institution.

As contemplated by our merger agreement with FNB Corp, we have merged Catawba Valley Bank with and into First Gaston Bank of North Carolina. We also have begun the process of consolidating certain banking functions within the merged bank such as credit administration and underwriting, asset-liability management and certain personnel and administrative functions. Such consolidation within the Registrant was contemplated and implementation was begun prior to entering into the merger agreement with FNC Corp. Assuming consummation of the merger with FNB Corp, Registrant’s subsidiary bank is planned to be merged with and into First National Bank, FNB Corp’s subsidiary bank. Such consolidation necessarily causes displacement of personnel, requires training of existing employees and potential for confusion and disruption of customer relationships, all of which could have the potential of adverse effects upon the Registrant.

Our Subsidiary Bank Remains under a Memorandum of Understanding with the Federal and State Bank Regulators

During 2005, Catawba Valley Bank entered into a Memorandum of Understanding with the FDIC and the North Carolina Commissioner of Banks designed to strengthen certain operations and procedures contemplated as weaknesses in the Bank including credit administration, loan underwriting and loan policies and procedures. The merger of Catawba Valley Bank with an into First Gaston Bank of North Carolina did not result in a termination of the Memorandum of Understanding. The Registrant believes it is in full compliance with the requirements of the Memorandum of Understanding and has made, on a timely basis, the required filings and reports with the federal and state banking regulators regarding the perceived deficiencies. No indications have been given by the federal and state banking regulators as to whether or not the requirements of the Memorandum of Understanding will be removed at any time in the foreseeable future.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices, acquiring other banks and by pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

A decrease in interest rates could adversely impact our profitability.

Our results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings. Like many financial institutions, we are subject to the risk of fluctuations in interest rates. A significant decrease in interest rates could have a material adverse effect on our net income as we would expect the yields on our earning assets to decrease more quickly than the cost of our interest-bearing deposits and borrowings.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We will have to overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

• other commercial banks • savings banks • thrifts • credit unions • consumer finance companies	• securities brokerage firms • mortgage brokers • insurance companies • mutual funds • trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

There is a limited market for our common stock

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been low. Therefore, there can be no assurance that an investor in our common stock and wishes later to sell those shares would be able to do so immediately or at an acceptable price.

Item 1B – UNRESOLVED STAFF COMMENTS

The Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. The Registrant has received no written comments from the Commission staff regarding its periodic or current reports under the Exchange Act during its fiscal year ended December 31, 2005.

Item 2 – PROPERTIES

The following table sets forth the location and other related information regarding the physical properties of the Registrant and its subsidiaries occupied as of December 31, 2005.

Integrity Financial Corporation

Offices	Location	Status
Corporate Headquarters	39 Second Street NW Hickory, North Carolina	Owned

First Gaston Bank

Offices	Location	Status
Main Office	804 South New Hope Road Gastonia, North Carolina	Owned

Belmont Branch	6440 South Main Street Belmont, North Carolina	Owned

Mt. Holly Branch	701 South Main Street Mt. Holly, North Carolina	Owned

Operations Center	252 Wilmot Drive Gastonia, North Carolina	Owned

Stanley Branch	206 South Highway 27 Stanley, North Carolina	Owned

Dallas Branch	120 West Wilkins Street Dallas, North Carolina	Leased

Catawba Valley Bank a Division of First Gaston Bank

Offices	Location	Status
Hickory Main Office	1039 Second Street NE Hickory, North Carolina	Owned

West Hickory Branch	1445 Second Avenue NW Hickory, North Carolina	Leased

Newton Branch	2675 Northwest Boulevard Newton, North Carolina	Owned

Operations Center	1115 Second Street NE Hickory, North Carolina	Owned

Mortgage Center	1125 Second Street NE Hickory, North Carolina	Owned

Springs Road Branch	2444 Springs Road Hickory, North Carolina	Owned

Statesville Branch	1829 E. Board Street Statesville, North Carolina	Owned

Mooresville Branch	141 Williamson Road Mooresville, North Carolina

Northwestern Bank A Division of Catawba Valley Bank

Offices	Location	Status
Wilkesboro Branch	1600 Curtis Bridge Road Wilkesboro, North Carolina	Owned

N. Wilkesboro Branch	5 Sparta Road N. Wilkesboro, North Carolina	Leased

Millers Creek Branch	2924 NC Highway 16 North Millers Creek, North Carolina	Owned / Land Leased

Taylorsville Branch	315 West Main Avenue Taylorsville, North Carolina	Owned

W. Jefferson Branch	1055 Mt. Jefferson Road West Jefferson, North Carolina	Owned

Boone Branch	325 Leola Street Boone, North Carolina	Leased

Loan Administration	1301 Westwood Lane Wilkesboro, North Carolina	Owned / Land Leased

Integrity Securities

Offices	Location	Status
Hickory	1331 Fourth Street Drive, NW Hickory, NC	Leased

Item 3 – LEGAL PROCEEDINGS

The Registrant, Catawba Valley Bank and its President and Chief Executive Officer, W. Alex Hall, Jr., were named as defendants in an action brought before the Catawba County Superior Court (Hickory, North Carolina). The action was commenced on September 30, 2005 by Joe I. Marshall, Jr., the sole plaintiff in the action. Mr. Marshall served as President and Chief Executive Officer of Catawba Valley Bank from February 2, 2005 until termination of his employment on August 18, 2005. The plaintiff has alleged various claims concerning his discharge from employment with Catawba Valley Bank and is seeking relief in the form of compensatory damages of $614,594 and punitive and treble damages in excess of $10,000.

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

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2006, the Registrant had 5,291,827 total shares of common stock outstanding, 2,186 shareholders of record and approximately 3,361 total beneficial holders of the Registrant’s common stock which is traded on the NASDAQ Capital Market under the symbol “IFCB.”

The following table lists the high and low sales prices of the Registrant’s common stock for each of the calendar quarters in 2005 and 2004.

	2005		2004
Period	High	Low	High	Low
First Quarter	$18.50	$13.74	$18.86	$16.82
Second Quarter	24.99	17.51	17.27	15.59
Third Quarter	22.83	18.18	16.36	15.12
Fourth Quarter	21.25	19.50	16.36	12.73

The Registrant pays a regular semi-annual cash dividend of $0.08 per share on or about May 15th and November 15th of each year.

The Registrant effected an 11-for-10 stock split in the form of a 10% stock dividend in August 2005, and distributed a 10% stock dividend in October 2003.

Neither the Registrant nor any “affiliated purchaser” as defined in Rule 10b-18(a)(3) effected any repurchases of shares or other units of any class of its equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934 during the Registrant’s fourth fiscal quarter ended December 31, 2005.

Securities authorized for issuance under equity compensation plans

Set forth below is certain information regarding the Registrant’s various stock option plans

Plan Category	Number of Securities to be issued upon exercise of Outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	328,543	$10.32	374,493
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	328,543	$10.32	374,493

Item 6 – Selected Financial Data

INTEGRITY FINANCIAL CORPORATION

Selected Financial Information and Other Data

($in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Total interest income	$38,918	$32,916	$29,717	$21,182	$21,851
Total interest expense	15,972	12,288	11,784	9,079	11,547

Net interest income	22,946	20,628	17,933	12,103	10,304
Provision for loan losses	1,379	6,458	1,110	1,224	927

Net interest income after provision	21,567	14,170	16,823	10,879	9,377
Non-interest income	4,822	5,275	6,091	5,514	3,606
Non-interest expenses	19,324	17,762	15,877	10,273	9,075

Income before income taxes	7,065	1,683	7,037	6,120	3,908
Provision for income taxes	2,362	169	2,323	2,130	1,278

Net income (loss)	$4,703	$1,514	$4,714	$3,990	$2,630

Per Share Data: (1)
Earnings per share - basic	$0.90	$0.30	$0.94	$1.20	$0.78
Earnings per share - diluted	0.88	0.29	0.91	1.13	0.77
Cash dividends per share	0.15	0.15	0.15	0.12	0.10
Market Price
High	24.99	18.86	18.68	14.75	12.81
Low	13.74	12.73	12.81	10.13	7.44
Close	20.49	14.21	18.15	13.89	9.95
Book value	12.74	13.46	12.06	12.82	9.35

Weighted average share outstanding
Basic	5,215,277	5,085,486	5,012,637	3,321,328	3,354,740
Diluted	5,373,393	5,299,245	5,160,172	3,539,744	3,439,153

Selected Year-End Balance Sheet Data:
Loans	503,108	500,681	463,447	415,741	240,321
Allowance for loan losses	8,587	10,416	6,171	5,721	3,454
Intangible assets	19,076	19,395	19,715	19,813	—
Total assets	662,115	664,082	629,458	553,967	325,474
Deposits	550,696	538,229	497,960	440,532	259,147
Borrowings	41,347	61,349	57,555	40,077	33,766
Shareholders’ equity	67,480	62,753	62,812	60,232	31,388

Selected Average Balances:
Total assets	664,554	653,208	597,821	358,556	296,113
Loans	496,080	476,507	445,632	264,274	213,924
Total interest-earning assets	609,053	598,273	554,788	338,816	285,970
Deposits	544,341	479,824	476,912	287,689	238,120
Total interest-bearing liabilities	549,011	545,219	485,274	297,654	242,950
Shareholder’s equity	65,428	63,185	61,584	32,824	30,500

Selected Performance Ratios:
Return on average assets	0.71%	0.23%	0.80%	1.11%	0.89%
Return on average equity	7.19%	2.40%	7.66%	12.16%	8.77%
Net interest margin	3.77%	3.45%	3.22%	3.57%	3.66%
Noninterest expense to average assets	2.91%	2.72%	2.68%	2.87%	3.06%
Dividend payout ratio	17.04%	48.48%	15.53%	9.85%	12.63%
Efficiency Ratio	69.59%	68.57%	66.09%	58.31%	65.24%

Asset Quality Ratios:
Nonperforming loans to total loans	2.69%	0.85%	0.84%	1.12%	0.24%
Allowance for loan losses to period-end loans	1.71%	2.08%	1.33%	1.38%	1.44%
Nonperforming loans to allowance for loan losses	157.53%	40.65%	63.02%	52.86%	16.71%
Nonperforming loans to total assets	2.14%	0.94%	0.82%	0.65%	0.51%
Net loan charge-offs to average loans	0.66%	0.46%	0.15%	0.18%	0.19%

(1)	All share and per share amounts reflect the effects of the 10% stock dividends paid by the Company during 2005, 2003 and 2001.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION AT DECEMBER 31, 2005 AND 2004

Financial Condition

During the fourth quarter of 2004 the Company identified certain significant problems in its loan portfolio, and as a result significantly increased its allowance for loan losses during that quarter. Given those issues, the Company’s focus in 2005 was principally on enhancing asset quality and resolving problem loans. While the Company has concentrated on holding market share and retaining quality customer relationships in 2005, there was little emphasis on growth during the year. As a result, the Company’s total assets decreased $2.1 million or 0.3% from $664.1 million at December 31, 2004 to $662.1 million at December 31, 2005, without any significant changes in asset concentrations. Liquid assets, consisting of cash and due from banks, interest-earning deposits in banks and investment securities available for sale, decreased by $2.7 million from a total of $106.2 million at December 31, 2004 to $103.5 million at December 31, 2005, providing funding for loan growth as total loans increased by $2.4 million from $500.7 million at the end of 2004 to $503.1 million at the end of 2005. The only other categories of assets that fluctuated by more than $1 million during 2005 were bank premises and equipment, which declined by $1.2 million as a result of depreciation and amortization, and foreclosed real estate, which was reduced from $2.0 million to $660 thousand.

The allowance for loan losses decreased $1.8 million or 17.6% and totaled $8.6 million at December 31, 2005. This decrease was principally due to the charge-off in 2005 of loan balances for which specific loss allowances had been provided in 2004. The 2005 provision for loan losses was $1.4 million, a decrease of $5.1 million from the $6.5 million provision made in 2004. Net loan charge-offs were $3.2 million in 2005 as compared to $2.2 million in 2004.

The Company’s deposits grew by $12.5 million or 2.3%, from $538.2 million at year-end 2004 to $550.7 million at year-end 2005. The funds thus provided, in combination with the $3.9 million excess of net income for 2005 over dividends paid for the year, proceeds of $1.4 million from the exercise of stock options, and proceeds of $1.1 million from the sale of foreclosed real estate, were the principal sources of funding that enabled the Company to reduce its short-term borrowings and long-term debt by a combined $20.0 million during the year.

Total stockholders’ equity increased $4.2 million during 2005 as the Company reported net income of $4.7 million coupled with $1.4 million from the exercise of stock options and a related tax benefit of $486 thousand, offset by a decline, net of related tax effect, of $1.1 million in the value of the Company’s investment securities available for sale, and cash payments for dividends and fractional shares totaling $824 thousand.

Loans

Total loans increased $2.4 million or 0.5% from $500.7 million at December 31, 2004 to $503.1 million at December 31, 2005. This increase resulted primarily from a $12.7 million or 19.0% increase in the construction and land development segment of the loan portfolio, largely offset by an $11.6 million or 14.7% decrease in one to four family mortgage loans. The increase in construction/land development was due to new residential housing construction projects. The decrease in the one to four family portfolio occurred due to a large amount of payoffs coupled with the Company’s decision to decrease exposure in the rental housing market. The multifamily mortgage loan portfolio increased $4.1 million or 27.5%, while commercial real estate loans declined $3.0 million or 4.1% from $75.0 million to $72.0 million as the Company instituted more rigorous lending standards. Home equity lines decreased $2.9 million or 6.2% from $46.9 million to $44.0 million.

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$186,614	37.08%	$182,924	36.51%	$149,017	32.12%	$117,642	28.26%	$61,954	25.75%
Real estate—construction and land development	79,899	15.87%	67,154	13.40%	57,975	12.50%	47,685	11.45%	46,283	19.24%
Real estate—1-4 family mortgage	67,370	13.39%	78,977	15.76%	71,893	15.50%	74,134	17.81%	40,879	16.99%
Real estate—5 or more families	19,000	3.77%	14,905	2.98%	17,247	3.72%	16,121	3.87%	6,713	2.79%
Real estate—Commercial	74,974	14.90%	77,180	15.41%	96,147	20.73%	96,070	23.08%	37,830	15.73%
Loans to individuals	31,467	6.25%	32,965	6.58%	32,829	7.08%	29,673	7.13%	23,964	9.96%
Home equity lines of credit	43,996	8.74%	46,887	9.36%	38,779	8.36%	34,971	8.40%	22,940	9.54%

Loans, gross	503,320	100.00%	500,992	100.00%	463,887	100.00%	416,296	100.00%	240,563	100.00%

Allowance for loan losses	(8,587)		(10,416)		(6,171)		(5,721)		(3,454)
Unamortized net deferred loan fees and unearned income	(212)		(311)		(440)		(555)		(242)

Total loans, net	$494,521		$490,265		$457,276		$410,020		$236,867

Loan Maturities

($ in thousands)

	At December 31, 2005
	Due within one year	Due after one year but within five years	Due after five years	Total
Commercial	$63,541,799	$107,147,777	$15,924,694	$186,614,271
Real estate—construction and land development	51,261,034	25,777,111	2,861,311	79,899,456
Real estate—1-4 family mortgage	25,347,141	34,038,993	7,983,689	67,369,822
Real estate—5 or more families	1,564,417	9,034,359	8,401,612	19,000,387
Real estate—commercial	16,724,009	50,639,854	7,609,966	74,973,829
Loans to individuals	8,048,403	18,811,739	4,605,371	31,465,512
Home equity lines of credit	1,041,142	1,130,907	41,824,258	43,996,307

Total gross loans	$167,527,945	$246,580,741	$89,210,901	$503,319,586

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Investment Securities

Investment securities are designated as either available for sale (that is, securities the Company may or may not elect to sell prior to maturity to meet liquidity, loan funding or reinvestment purposes) or as held to maturity. Available for sale securities are carried at their prevailing market value, unless otherwise impaired. Any change in market value is reported on an after-tax basis in stockholders’ equity under the caption “accumulated other comprehensive income (loss)”. Generally, fluctuations in market value are a function of an investment security’s maturity, yield and cash flows. The

Company obtains quotations of the prevailing market values of investment securities from independent, third parties engaged in the securities business and other publicly available sources.

The Company’s investment securities available for sale declined $2.1 million or 2.4% from $86.9 million at December 31, 2004 to $84.7 million at December 31, 2005. During 2005 the prevailing movement of interest rates was upward, which resulted in declines in the market values of many of the Company’s available for sale securities. As a result, the Company reported other comprehensive loss, net of income tax effect, of $1.1 million for 2005, and an accumulated other comprehensive loss of $1.0 million at year-end.

Total investment securities, including both the available for sale and the held to maturity categories, declined $2.4 million or 2.6% from $90.9 million at December 31, 2004 to $88.6 million at December 31, 2005. Throughout the year, the Company invested available liquidity in government agency bonds, municipal and mortgage backed securities. Government agencies increased $5.4 million or 14.2% from $37.9 million to $43.3 million as these securities offered the Company a greater yield for comparable risk and maturity. Mortgage-backed securities and collateralized mortgage obligations decreased $5.2 million or 14.3% from $36.4 million to $31.2 million, while the amortized cost of the Company’s investment securities held to maturity decreased $242 thousand or 5.9% from $4.1 million at December 31, 2004 to $3.8 million at December 31, 2005.

The Company was taxable for Federal income tax purposes throughout 2005 and the tax benefits of owning municipal securities continued to make them an attractive investment so that no material changes were made.

Securities Portfolio Composition

($ in thousands)

	At December 31
	2005	2004	2003
Securities available for sale:
U. S. Government agencies	$43,345	$37,902	$47,809
Mortgage-backed securities	30,402	36,408	32,870
State and local governments	10,138	11,770	11,356
Equity securities	851	773	1,921

Total securities available for sale	84,736	86,853	93,956

Securities held to maturity:
US. Government agencies	$589	$983	$—
State and local governments	2,881	2,758	2,758
Other	500	350	200

	3,970	4,091	2,958

Average total securities during the year	$90,119	$75,786	$80,749

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:
U. S. Government agencies
Due within one year	$9,027	$8,924	2.97%
Due after one but within five years	21,247	20,684	3.61%
Due after five but within ten years	8,420	8,040	4.13%
Due after ten years	5,737	5,695	4.98%

	44,431	43,343	3.76%

Mortgage-backed securities
Due within one year	101	101	4.78%
Due after one but within five years	10,537	10,245	3.78%
Due after five but within ten years	4,607	4,488	4.25%
Due after ten years	15,977	15,570	4.40%

	31,222	30,404	4.15%

State and local governments
Due within one year	101	101	2.08%
Due after one but within five years	5,401	5,469	3.77%
Due after five but within ten years	3,408	3,508	4.23%
Due after ten years	982	1,060	5.18%

	9,892	10,138	4.05%

Other securities	903	851	3.61%

Total securities available for sale
Due within one year	9,229	9,126	2.98%
Due after one but within five years	37,185	36,398	3.68%
Due after five but within ten years	16,435	16,036	3.36%
Due after ten years	23,599	23,176	4.37%

	$86,448	$84,736	3.73%

Securities held to maturity:
U. S. Government agencies
Due within one year	$—	$—	0.00%
Due after one but within five years	—	—	0.00%
Due after five but within ten years	592	589	3.66%
Due after ten years	—	—	0.00%

	592	589	3.66%

State and local governments
Due within one year	—	—	0.00%
Due after one but within five years	—	—	0.00%
Due after five but within ten years	1,589	1,645	4.25%
Due after ten years	1,169	1,236	4.80%

	2,758	2,881	4.48%

Other securities	—	—	0.00%

Total securities held to maturity
Due within one year	—	—	0.00%
Due after one but within five years	—	—	0.00%
Due after five but within ten years	2,181	2,234	4.09%
Due after ten years	1,669	1,736	6.96%

	$3,850	$3,970	5.33%

The Company’s subsidiary bank divisions are required to secure public deposits with the pledge of specific assets, and are also required to pledge specific assets pursuant to repurchase agreements and their Federal Home Loan Bank advances to pledge specific assets as well. At December 31, 2005 and 2004, the Company’s subsidiary bank divisions had pledged assets totaling $17.7 million and $19.3 million, respectively.

The Company’s investment in Bank Owned Life Insurance (“BOLI”) remained essentially unchanged and totaled $9.9 million and $9.6 million at December 31, 2005 and 2004, respectively, with the increase resulting from policy income during the year.

Premises and equipment

Premises and equipment decreased $1.2 million or 5.9% from $20.2 million at December 31, 2004 to $19.0 million at December 31, 2005, principally as a result of depreciation and amortization during the year. During 2005, the Company sold a piece of property in Wilkes County that it had purchased for future expansion. The Company also has an option on a lot in Cornelius, North Carolina that is intended to be used for a future branch site.

Cash and cash equivalent

Cash and cash equivalents consisting of cash and due from banks and interest-earning deposits in banks decreased $571 thousand or 3.0% from $19.3 million at December 31, 2004 to $18.8 million December 31, 2005. Cash and due from banks decreased $3.5 million or 33.3% from $10.6 million to $7.1 million. This decrease resulted primarily from the Banks maintaining minimum balances in any non-interest-earning accounts, and utilizing excess cash to repay borrowed funds. Interest-earning deposits in banks increased $3.0 million or 33.8% from $8.7 million to $11.7 million. The Company continued to use overnight funds as a vehicle to manage liquidity during 2005.

Foreclosed real estate

Foreclosed real estate arises from loans secured by real estate or other property where the borrower fails to meet the terms of the underlying loan agreements, resulting in foreclosure proceedings to perfect the Banks’ ownership in the underlying collateral securing the loans. Foreclosed real estate decreased $1.3 million or 67.0% from $2.0 million at December 31, 2004 to $660 thousand at December 31, 2005. The Company wrote off its $900 thousand carrying value for a parcel of commercial real estate during the third quarter of 2005 because of the development of a sink-hole on the property. This property was sold for $1 in the first quarter of 2006 as is, relieving the Company of any future liability relating to this property. The remaining properties held at year-end 2005 are residential real estate that the Company expects to be able to sell at no loss. The Company aggressively works to dispose of foreclosed real estate in a timely and economic fashion.

Deposits and Other Borrowings

Customer deposits continued to be our principal funding source in 2005. Total deposits increased $12.5 million or 2.3% from $538.2 million at December 31, 2004 to $550.7 million at December 31, 2005. During 2005, with interest rates rising, the Company made a concerted effort to realign deposit balances into lower interest-bearing deposit products. Non-interest-bearing demand deposits increased $1.5 million or 3.4% while money market and NOW accounts increased $19.6 million or 11.0%. Other time deposits increased $3.3 million or 2.2%. Time deposits of $100,000 and over decreased $10.0 million or 7.0%, and short-term borrowings and long-term debt, which include FHLB advances, federal funds purchased, securities sold under repurchase agreements and subordinated debentures, decreased $20.0 million or 32.6% during 2005, as core deposit increases and funds from other sources were applied to reduce borrowings.

Stockholders’ Equity

Total stockholders’ equity increased $4.7 million from $62.8 million at December 31, 2004 to $67.5 million at December 31, 2005. The Company reported net income for the twelve months ended December 31, 2005 of $4.7 million, collected $1.4 million from the exercise of stock options, and experienced a decline of $1.1 million in its accumulated other comprehensive income (loss) after-tax effect, as interest rates rose and the prevailing market value of our investment securities-available for sale declined in market value. The Company paid cash dividends during 2005 of $801 thousand or $0.15 per share (as adjusted for the Company’s subsequent 11-for 10 stock split effected in the form of a 10% stock dividend).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The Company’s earnings and cash flow are derived from the operations of its subsidiary banking divisions: First Gaston Bank of North Carolina, Catawba Valley Bank and Northwestern Bank, Integrity Securities Inc., Community Mortgage, and Catawba Valley Trusts I and II.

Net Income

The Company reported net income for the twelve months ended December 31, 2005 of $4.7 million or $0.90 per basic share, as compared with net income for the twelve months ended December 31, 2004 of $1.5 million or $0.30 per basic share, an increase of $3.2 million or 210.7%. Net income increased primarily from a substantial decrease in the provision for loan losses of $5.1 million or 78.7% from $6.5 million in 2004 to $1.4 million in 2005. Net interest income increased $2.3 million or 11.2% from $20.6 million in 2004 to $22.9 million in 2005, which mitigated declining non-interest income and higher non-interest expenses.

Net Interest Income

The primary component of earnings for our subsidiary banking division, is net interest income. Net interest income is the difference between interest income, primarily from loans and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For purpose of Management’s Discussion and Analysis, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income (on a full tax-equivalent basis) divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income increased $2.3 million or 11.2% from $20.6 million in 2004 to $22.9 million in 2005. Net interest income increased as a result of higher levels of average interest-earning assets during 2005 of $10.8 million or 1.8%, higher yields on average interest-earning assets during 2005 of 89 basis points or 16.2%, offset by an increase of 66 basis points or 29.3% in the average rates we paid for our interest-bearing liabilities.

The following table reflects the Company’s average daily volume of interest and non-interest bearing assets, liabilities and capital, and their corresponding interest income and expense, and yields and costs, on a full tax equivalent basis:

Average Balance and Net Interest Income Analysis

($ in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$487,505	$34,936	7.17%	$476,507	$29,260	6.14%	$433,648	$26,659	6.15%
Taxable securities	76,926	2,892	3.76%	81,814	2,897	3.54%	72,213	2,299	3.18%
Non-taxable securities	13,193	559	4.24%	13,822	572	4.14%	14,120	566	4.01%
Other interest-earning assets	31,429	531	1.69%	26,130	188	0.72%	27,440	192	0.70%

Total interest-earning assets	609,053	38,918	6.39%	598,273	32,917	5.50%	547,420	29,716	5.43%

Other assets	55,501			54,890			44,293

Total assets	$664,554			$653,207			$591,713

Interest-bearing liabilities:
Deposits:
Savings, NOW and money market deposits	$199,432	$3,693	1.85%	$188,202	$2,262	1.20%	$151,459	$1,716	1.13%
Time deposits over $100,000	141,832	4,473	3.15%	131,698	3,214	2.44%	127,556	3,321	2.60%
Other time deposits	154,905	4,876	3.15%	159,924	4,027	2.52%	153,701	4,723	3.07%
Borrowings	52,842	2,930	5.54%	65,395	2,785	4.26%	58,816	2,023	3.44%

Total interest-bearing liabilities	549,011	15,972	2.91%	545,219	12,288	2.25%	491,531	11,783	2.40%

Non-interest-bearing deposits	48,172			43,162			36,531
Other liabilities	1,943			1,641			2,129
Stockholders’ equity	65,428			63,185			61,522

Total liabilities and stockholders’ equity	$664,554			$653,207			$591,713

Net interest income and interest rate spread		$22,946	3.48%		$20,629	3.25%		$17,933	3.03%

Net yield on average interest-earning assets			3.77%			3.45%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.94%			109.73%			111.37%

The following table reflects those portions of changes to net interest income attributed to changes of the volume of interest-earning assets or interest-bearing liabilities and changes of the yield on interest-earning assets and cost of interest-bearing liabilities.

Volume and Rate Variance Analysis

($ in thousands)

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003			Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$732	$4,945	$5,676	$2,633	$(33)	$2,601	$10,896	$(1,991)	$8,905
Taxable securities	(178)	173	(5)	323	275	598	766	(1,147)	(381)
Non-taxable securities	(26)	13	(13)	(12)	18	6	139	(90)	49
Other interest-earning assets	64	279	343	(9)	5	(4)	259	(298)	(39)

Total interest income	591	5,411	6,001	2,935	265	3,201	12,060	(3,526)	8,534

Interest expense:
Deposits
Savings, NOW and money market deposits	171	1,260	1,431	429	117	546	983	(141)	842
Time deposits over $100,000	283	976	1,259	104	(211)	(107)	1,377	(1,056)	321
Other time deposits	(142)	991	849	174	(870)	(696)	1,537	(887)	650
Borrowings	(615)	760	145	253	509	762	731	160	891

Total interest expense	(303)	3,987	3,684	961	(456)	505	4,627	(1,923)	2,704

Net interest income increase (decrease)	$893	$1,425	$2,317	$1,974	$721	$2,696	$7,432	$(1,602)	$5,830

The following table reflects the Company’s portions of interest rate sensitive assets and interest rate sensitive liabilities.

Interest Rate Sensitivity

($ in thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$318,310	$14,608	$332,918	$170,190	$503,108
Securities available for sale	1,265	8,844	10,109	74,627	84,736
Securities held to maturity	—	—	—	3,850	3,850
Other earning assets	23,924	—	23,924	2,542	26,466

Total interest-earning assets	$343,499	$23,452	$366,951	$251,209	$618,160

Percent of total interest-earning assets	55.57%	3.79%	59.36%	40.64%	100.00%
Cumulative percent of total interest-earning assets	55.57%	59.36%	59.36%	100.00%	100.00%
Interest-bearing liabilities
Savings, NOW and money market deposits	$46,104	$71,252	$117,356	$92,208	$209,564
Time deposits > $100,000	33,353	74,070	107,423	32,888	140,311
Other time deposits	38,429	71,558	109,987	43,465	153,452
Borrowings	6,974	8,500	15,474	25,873	41,347

	$124,860	$225,380	$350,240	$194,434	$544,674

Percent of total interest-bearing liabilities	22.92%	41.38%	64.30%	35.70%	100.00%
Cumulative percent of total interest-bearing liabilities	22.92%	64.30%	64.30%	100.00%	100.00%

Interest sensitivity gap	$218,639	$(201,928)	$16,711	$56,775	$73,486
Cumulative interest sensitivity gap	218,639	16,711	16,711	73,486	73,486
Cumulative interest sensitivity gap as a percent of total interest-earning assets	35.37%	2.70%	2.70%	11.89%	11.89%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	275.11%	104.77%	104.77%	113.49%	113.49%

Provision for Loan Losses and Allowance for Loan Losses

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We continually evaluate the adequacy of the allowance. In evaluating the adequacy of the allowance, we consider the growth, composition and diversification of the portfolio, historical loan loss experience, and current delinquency levels, adverse developments that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations.

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

Due to matters which came to the attention of the Company’s present management during the third quarter of 2004 regarding loan relationships at one of the Company’s subsidiary banks, management greatly expanded the number of loans that were evaluated for impairment in accordance with FAS 114. These extensive evaluations were augmented by third party reviews and validated during the first quarter of 2005 by the FDIC. This extensive evaluation process resulted in significantly more loans being evaluated for impairment in accordance with FAS 114 as of December 31, 2004, with ongoing evaluations during 2005. Management also determined that due to the specific facts and circumstances identified during these impairment evaluations, that the resulting increase in 2004 in the allowance for loan losses was properly recorded.

The provision for loan losses decreased $5.1 million or 78.7% from $6.5 million in 2004 to $1.4 million in 2005. Our allowance for loan losses decreased from $10.4 million at December 31, 2004 to $8.6 million at December 31, 2005. The allowance for loan losses expressed as a percentage of total loans decreased from 2.08% at December 31, 2004 to 1.71% at December 31, 2005. This decrease in our 2005 provision for loan losses and the corresponding decrease in our allowance for loan losses expressed as a percentage of total loans resulted principally from the charge-offs in 2005 on loans for which specific allowances had been provided as of the end of 2004. As of December 31, 2005, management has concluded that the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio.

Allocation of the Allowance for Loan Losses

($ in thousands)

	At December 31,
	2005	2004	2003	2002	2001
Commercial	$3,715	$5,391	$1,859	$1,493	$942
Real estate—construction and land development	819	776	541	520	590
Real estate—1-4 family mortgage	1,259	1,667	796	656	498
Real estate—5 or more families	26	37	199	171	80
Real estate—commercial mortgage	1,695	1,130	1,066	1,355	593
Loans to individuals	380	658	425	370	275
Home equity lines of credit	239	493	388	306	263

Total allocated	8,133	10,152	5,274	4,871	3,241
Unallocated	454	264	897	850	213

Total	$8,587	$10,416	$6,171	$5,721	$3,454

The Company’s allocated portion of the allowance for loan losses decreased $2.0 million or 19.9%, while the unallocated portion of the allowance for loan losses increased $190 thousand or 72.0%. The Company’s allocation of the allowance for loan losses for commercial loan portfolio decreased $1.7 million, or 31.1%, while the allocations for the real estate sectors of the loan portfolio increased $189 thousand or 5.2%. The following table reflects the Company’s allocation of the allowance for loan losses:

Insert Allocation of the Allowance for Loan Losses Table

Net Loan Charge-offs

Net loan charge-offs increased $1.0 million or 45.0% from $2.2 million in 2004 to $3.2 million in 2005, or 0.46% and

0.66% of average loans outstanding. Total loans charged-off increased $1.9 million or 74.2% from $2.6 million to $4.5 million. Commercial loans and loans to individuals account for the majority of total loans charged-off. Concurrently, recoveries of loans previously charged-off increased $904 thousand or 260.5% from $347 thousand to $1.3 million. This increase was also in the commercial and individual loan categories. The following table reflects changes to the allowance for loan losses for the current and prior years:

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Loan outstanding at the end of the year	$503,108	$500,681	$463,447	$415,741	$240,321

Average loans outstanding during the year	$487,505	$476,507	$433,648	$264,274	$213,924

Allowance for loan losses at beginning of year	$10,416	$6,170	$5,721	$3,454	$2,938
Provision for loan losses	1,379	6,458	1,110	1,224	927

	11,795	12,628	6,831	4,678	3,865

Loans charged off:
Commercial	2,853	1,020	193	263	197
Real estate—construction	—	48	33	47	73
Real estate—commercial mortgage	62	72	24	—	—
Real estate—1-4 family mortgage	267	877	278	4	12
Loans to individuals	847	535	254	276	144
Home equity lines of credit	430	7	—	—	—

Total charge-offs	4,459	2,559	782	590	426

Recoveries of loans previously charged off:
Commercial	(915)	(49)	(28)	(8)	(3)
Real estate—construction	—	—	(39)	—	(3)
Real estate—commercial mortgage	(2)	(79)	—	—	—
Real estate—1-4 family mortgage	(32)	(164)	(21)	(2)	—
Loans to individuals	(193)	(55)	(33)	(22)	(9)
Home equity lines of credit	(109)	—	—	—	—

Total recoveries	(1,251)	(347)	(121)	(32)	(15)

Net charge-offs	3,208	2,212	661	558	411

Allowance recorded related to loans assumed in acquisition of Community	—	—	—	1,601	—

Allowance for loan losses at end of year	$8,587	$10,416	$6,170	$5,721	$3,454

Ratios:
Net charge-offs as a percent of average loans	0.66%	0.46%	0.15%	0.21%	0.19%
Allowance for loan losses as a percent of loans at end of year	1.71%	2.08%	1.33%	1.38%	1.44%

Non-Performing Assets

Total non-performing assets increased $8.0 million or 127.6% from $6.2 million at December 31, 2004 to $14.2 million at December 31, 2005, or 2.82% as a percentage of loans and other real estate owned. Non-performing loans and other real estate owned totaled $13.5 million and $660 thousand, respectively. This significant increase in the total of non-performing loans from 2004 to 2005 resulted from a more stringent credit policy that was put in place by management and the board to address the credit problems that were brought to light in the fourth quarter of 2004. Impaired loans at December 31, 2005 included $11.4 million of loans that were restructured during the year. As of year-end, these loans were not past due, but management has continued to classify these loans as impaired until the borrower demonstrates that such classification is no longer necessary. Additionally, while not classified as impaired loans, there were other loans past due 90 days or more and still accruing interest at December 31, 2005. The total of such loans was $812 thousand, a decrease of $142 thousand or 14.9% from the prior year. Management has evaluated each of these loans individually and concluded that the continued accrual of interest is proper and that none of these loans were impaired at December 31, 2005.

Nonperforming Assets

($ in thousands)

	At December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans	$12,715	$3,280	$2,166	$2,442	$435
Past due loans 90 days or more	812	954	2,291	582	143

Total nonperforming loans	13,527	4,234	4,457	3,024	578
Other real estate owned	660	2,000	1,271	586	1,073

Total nonperforming assets	$14,187	$6,234	$5,728	$3,610	$1,651

Nonperforming loans as a percentage of total loans	2.69%	0.85%	0.84%	0.74%	0.24%
Nonperforming assets as a percentage of loans and other real estate	2.82%	1.24%	1.11%	0.88%	0.69%
Nonperforming assets as a percentage of total assets	2.14%	0.94%	0.82%	0.65%	0.51%
Nonperforming loans as a percentage of allowance for loan losses	157.53%	40.65%	63.02%	52.86%	16.73%

Non-Interest Income

Non-interest income declined $453 thousand or 8.6% from $5.3 million in 2004 to $4.8 million in 2005. Core non-interest income, consisting of service charges on deposit accounts, other service charges, fees from pre-sold mortgages, and credit insurance and securities brokerage commissions, declined $397 thousand or 8.4% from $4.7 million to $4.3 million. All categories of core non-interest income declined except service charges on deposit accounts which increased $230 thousand or 9.2%. This increase was due to emphasis placed on training our branch personnel of our overdraft privilege product. With interest rates on the rise, activity in our mortgage area decreased. Fees from pre-sold mortgages declined $343 thousand or 32.9%. The decline of commissions from our subsidiary, Integrity Securities Inc., of $241 thousand or 33.3% from $722 thousand in 2004 to $481 thousand in 2005 was due to the brokerage firm operating short two brokers for the majority of 2005. Other non-interest income decreased slightly by $56 thousand or 9.9% from $568 thousand in 2004 to $512 thousand in 2005. Net losses on security sales of $33 thousand were responsible for the majority of this reduction.

Noninterest Income

($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Service charges on deposit accounts	$2,722	$2,492	$2,667
Other service charges, commissions and fees	396	447	522
Fees from presold mortgages	698	1,040	1,801
Commissions from sale of credit insurance	13	6	16
Commission—Integrity Securities	481	722	419

Core noninterest income	4,310	4,707	5,425
Loan sale gains	2	46	—
Securities gains (losses), net	(33)	140	77
Other—noninterest income	543	382	869

Total noninterest income	$4,822	$5,275	$6,371

Non-Interest Expense

Non-interest expense increased $1.6 million or 8.8% from $17.8 million in 2004 to $19.3 million in 2005. Compensation and employee benefits are the largest component of this category of expense. During 2005, compensation and employee benefits expense increased $494 thousand or 5.5% from $8.9 million for 2004 to $9.4 million for 2005. This increase was due primarily to merit raises given to employees in the normal course of business. Professional fees increased $179 thousand or 20.1% to $1.1 million in 2005 as the Company augmented its staff and employed the services of legal and regulatory counsel, accounting, loan review and consulting specialists to respond to specific issues addressed by management in its loan review process, in regulatory examinations and to be in compliance with Sarbanes-Oxley. Other non-interest expense increased $888 thousand or 11.2% from $7.9 million in 2004 to $8.8 million in 2005. The majority of this increase, $1.3 million, was due to the charge-off of the damaged other real estate owned property and the monthly cost of maintaining this property to prevent further damage.

Noninterest expenses

($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Salaries	$7,973	$7,792	$6,971
Employee benefits	1,457	1,143	1,321

Total personnel expenses	9,430	8,935	8,292

Net occupancy expense	1,373	1,316	1,190
Equipment related expense	1,676	1,690	1,039
Amortization of intangible assets	312	319	319
Stationery and supplies	364	393	482
Telephone	686	772	564
Professional fees	1,070	892	540
Advertising and business promotions	247	430	338
Non-credit losses	317	672	282
Data processing	—	—	803
Other noninterest expenses	3,849	2,343	2,028

Total noninterest expense	$19,324	$17,762	$15,877

Provision for Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes) for 2005 was 33.4% and 10.1% for 2004. This increase resulted largely from the increase in taxable income in 2005. While the Company’s income before income taxes for 2005 increased significantly in comparison to 2004 as a result of the decrease in our provision for loan losses discussed under the “Net Income” caption, the level of tax exempt income remained relatively stable. These factors resulted in a much larger percentage of our income before income taxes being taxable, which in turn, resulted in the aforementioned increase in our effective tax rate for 2005 in comparison to 2004.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Income

The Company reported net income for the twelve months ended December 31, 2004 of $1.5 million or $0.30 per basic share for 2004 as compared with net income of $4.7 million or $0.94 per basic share in 2003, a decline of $3.2 million or 67.9%. Net income declined primarily from a substantial increase of the provision for loan losses of $5.3 million or 482% from $1.1 million in 2003 to $6.5 million in 2004. Net interest income increased $2.7 million or 15.0% from $17.9 in 2003 to $20.6 million in 2004, which mitigated declining non-interest income and higher expenses, including the provision for loan losses.

Net Interest Income

Net interest income increased $2.7 million or 15.0% from $17.9 million for 2003 compared to the $20.6 million earned in 2004. Net interest income increased as a result of higher levels of average interest-earning assets during 2004 of $51 million or 9.3%, higher yields on average interest-earning assets during 2004 of assets of 7 basis points or 1.3% ,earned on our assets combined with the decrease of 15 basis points in the average rates we paid for our interest-bearing liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses increased $5.3 million or 482% from $1.1 million in 2003 to $6.5 million in 2004. Our allowance for loan losses increased from $6.2 million at December 31, 2003 to $10.4 million at December 31, 2004. The allowance for loan losses expressed as a percentage of total loans increased from 1.33% at December 31, 2003 to 2.08% at December 31, 2004. This increase in our 2004 provision for loan losses and the corresponding increase in our allowance for loan losses expressed as a percentage of total loans resulted directly from the evaluation of loans discussed in the preceding paragraph. Specifically, due to matters which came to the attention of the Company’s present management during the third quarter of 2004 regarding loan relationships at one of the Company’s subsidiary banks, management greatly expanded the number of loans that were evaluated for impairment in accordance with FAS 114. These extensive evaluations were augmented by third party reviews and validated during the first quarter of 2005 by the FDIC. This extensive evaluation process resulted in significantly more loans being evaluated for impairment in accordance with FAS 114 as of December 31, 2004 than was the case at December 31, 2003. Management also determined that due to the specific facts and circumstances identified during these impairment evaluations, that the resulting increases in the allowance for loan losses were properly recorded in 2004. As of December 31, 2004, management has concluded that the allowance for loan losses for both of the Company’s subsidiary banks is adequate to absorb probable losses inherent in these loan portfolios.

Non-Interest Income

Non-interest income declined $1.1 million or 17.2% from $6.4 million in 2003 to $5.3 million in 2004. Core non-interest income, consisting of service charges on deposit accounts, other service charges, fees from pre-sold mortgages, and credit insurance and securities brokerage commissions, declined $718 thousand or 13.2% from $5.4 million to $4.7 million. All categories of core non-interest income declined but especially that of fees from pre-sold mortgages, which declined $761 thousand or 42.3%. The volume of such mortgage originations abated during 2004 as interest rates increased. The decline of core non-interest income was moderate as commissions from our subsidiary, Integrity Securities Inc., increased $303 thousand or 72.3% from $419 thousand in 2003 to $722 thousand in 2004. Other non-interest income declined $378 thousand or 40.0% from $946 thousand in 2003 to $568 thousand in 2004. Other losses of $267 thousand and a decline of other–non-interest income were responsible for the majority of this reduction.

Non-Interest Expenses

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

Provision for Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes) for 2004 was 10.1% and 34.8% for 2003. This decrease resulted largely from the increase in non-taxable income in 2004.

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

As of December 31, 2005, liquid assets, consisting of cash and cash equivalents and investment securities were approximately $103.5 million, which represents 15.6% of total assets and 17.5% of total deposits and borrowings. Supplementing this liquidity, the Company, through its bank subsidiaries, had $93.6 million of credit available from the Federal Home Loan Bank and available lines of credit from correspondent banks totaling $25.5 million.

At December 31, 2005, outstanding commitments to extend credit were $22.5 million and undisbursed line of credit balances totaled $115.3 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 53.3% of the Company’s total deposits at December 31, 2005. The Company’s growth strategy includes efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 25.5% of the Company’s total deposits at year-end. These deposits are generally considered rate sensitive, but management believes many of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC, the primary regulator of the Company’s subsidiary banking divisions, and the Federal Reserve, the primary regulator of the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines.

At December 31, 2005, both Catawba Valley Bank and First Gaston Bank as well capitalized.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations of the Company outstanding as of December 31, 2005.

Contractual Obligations

($ in thousands)

	Payments Due by Period
	Total	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Borrowings	$41,347	$15,474	$—	$6,000	$19,873
Operating leases	3,577	344	667	601	1,965
Purchase obligations	500	150	350	—	—

Total contractual cash obligations, excluding deposits	45,424	15,968	1,017	6,601	21,838
Deposits	550,696	474,234	74,767	1,593	102

Total contractual cash obligations, including deposits	$596,120	$490,202	$75,784	$8,194	$21,940

The $15.6 million in long-term debt that matures in the “After 5 Years” column above has a call option whereby the lender (the “FHLB”) may call the debt in 2006.

It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. The following table reflects other commercial commitments of the Company outstanding as of December 31, 2005.

Off-Balance Sheet Risk

December 31, 2005

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Lines of credit and loan commitments	$115,291	$55,385	$12,846	$5,409	$41,651
Standby letters of credit	1,686	1,261	425	—	—

Total commercial commitments	$116,977	$56,646	$13,271	$5,409	$41,651

As shown above, standby letters of credit of approximately $1.7 million were outstanding at December 31, 2005. The Company’s exposure to credit loss for the aforementioned commitments in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments discussed above. However, management believes that these commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company plans to obtain collateral if it is deemed necessary based on management’s credit evaluation of the counterparty. The types of collateral held varies but may include accounts receivable, inventory and commercial or residential real estate. Management expects any draws under existing commitments to be funded through normal operations.

The Company is not involved in any legal proceedings that, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

Integrity Financial Corporation

Maturities of Time Deposits of $100,000 or More

($ in thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total

Catawba Valley	$21,979,694	$20,441,855	$22,509,682	$26,525,526	$91,456,757
First Gaston	8,294,094	7,387,722	25,622,394	7,549,822	48,854,032

Time Deposits of $100,000 or more	$30,273,788	$27,829,577	$48,132,076	$34,075,348	$140,310,789

Capital Ratios

($ in thousands)

	At December 31,
	2005	2004	2003	2002
Risk-Based and Leverage Capital:
Tier 1 Capital:
Common shareholders’ equity	$67,480	$62,753	$62,562	$60,232
Trust preferred securities	10,000	10,000	10,000	10,000
Intangible assets	(19,076)	(19,395)	(19,493)	(19,813)
Unrealized (gains) losses on securities available for sale	1,047	(10)	(690)	(1,231)

Total Tier 1 leverage capital	59,451	53,348	52,379	49,188

Tier 2 Capital:
Allowable allowance for loan losses	7,093	6,981	6,171	5,095

Tier 2 capital additions	7,093	6,981	6,171	5,095

Total risk-based capital	$66,479	$60,329	$58,550	$54,283

Risk adjusted assets	552,698	558,649	486,338	407,568

Average assets	672,754	653,262	586,546	474,512

Risk-based capital ratios:
Tier 1 capital to Tier 1 risk weighted assets	10.76%	9.55%	10.77%	12.07%
Minimum required Tier 1 capital	4.00%	4.00%	4.00%	4.00%

Total risk-based capital to Tier 2 risk-based capital	12.21%	11.23%	12.86%	13.32%
Minimum required total risk-based capital	8.00%	8.00%	8.00%	8.00%

Leverage capital ratios:
Tier 1 leverage capital to average assets	8.84%	8.17%	8.93%	10.37%
Minimum required Tier 1 leverage capital	4.00%	4.00%	4.00%	4.00%

Integrity Financial Corporation

Securities Performance Ratios

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Return on average assets	0.71%	0.23%	0.80%	1.11%	0.89%

Return on average equity	7.19%	2.40%	7.66%	12.16%	8.62%

Dividend payout ratio	17.04%	48.48%	15.53%	9.66%	12.63%

Equity to assets ratio	10.19%	9.45%	9.97%	10.87%	9.64%

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Banks’ asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2005.

Expected Maturities of Market Sensitive Instruments Held

at December 31, 2005 in the Indicated Year

($ in thousands)

	Carrying Values							Average Interest Rate	Estimated Fair Value
	2006	2007	2008	2009	2010	Beyond Five Years	Total
FINANCIAL ASSETS
Investment Securities	$9,229	$6,366	$11,618	$7,830	$11,371	$43,884	$90,298	3.83%	$88,706
Loans
Fixed Rate	15,044	15,102	32,268	35,178	22,253	15,994	135,839	6.79%	134,141
Variable Rate	165,134	33,441	29,348	25,912	31,151	82,283	367,269	7.82%	362,679
Total	$189,407	$54,909	$73,234	$68,920	$64,775	$142,161	$593,406	6.98%	$585,526

FINANCIAL LIABILITIES
Money market and NOW Deposits	$85,491	$37,775	$37,775	$9,941	$9,941	$17,894	$198,816	1.85%	$197,814
Time Deposits	217,301	56,648	18,119	1,267	326	102	293,763	3.15%	275,164
Borrowings	15,474	—	—	—	6,000	19,873	41,347	5.55%	40,632
Total	$318,266	$94,423	$55,894	$11,208	$16,267	$37,869	$533,926	2.85%	513,610

Item 8 – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Integrity Financial Corporation and Subsidiaries

Hickory, North Carolina

We have audited the accompanying consolidated balance sheets of Integrity Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrity Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Integrity Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005. Our report dated March 31, 2006 also expressed our opinion that, because of a material internal control weaknesses, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Dixon Hughes PLLC

Charlotte, North Carolina

March 31, 2006

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$7,070,601	$10,592,677
Interest-earning deposits in banks	11,695,565	8,744,304
Investment securities available for sale	84,735,707	86,852,913
Investment securities held to maturity (fair value of $3,970,165 and $4,272,984 at 2005 and 2004, respectively)	3,849,571	4,091,077
Loans	503,107,667	500,680,897
Less allowance for loan losses	(8,586,844)	(10,416,195)

Net loans	494,520,823	490,264,702
Factored accounts receivable	2,292,889	2,875,583
Stock in the Federal Home Loan Bank, at cost	2,542,000	3,372,100
Foreclosed real estate	660,295	1,999,839
Bank premises and equipment	18,979,576	20,160,839
Bank owned life insurance	9,935,534	9,600,060
Goodwill	17,237,789	17,237,789
Other intangible assets	1,838,367	2,157,545
Other assets	6,756,561	6,132,396

Total assets	$662,115,278	$664,081,824

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$47,368,324	$45,819,222
Money market and NOW accounts	198,816,047	179,176,171
Savings	10,748,411	12,352,454
Time, $100,000 and over	140,310,789	150,724,061
Other time	153,452,484	150,157,448

Total deposits	550,696,055	538,229,356
Short-term borrowings	15,473,830	32,451,860
Long-term debt	25,873,060	28,897,315
Accrued expenses and other liabilities	2,591,860	1,750,017

Total liabilities	594,634,805	601,328,548

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 5,291,256 and 4,663,643 shares issued and outstanding in 2005 and 2004, respectively	5,291,256	4,663,643
Additional paid-in-capital	57,797,679	56,045,249
Retained earnings	5,438,154	2,034,003
Accumulated other comprehensive income (loss)	(1,046,616)	10,381

Total stockholders’ equity	67,480,473	62,753,276

Total liabilities and stockholders’ equity	$662,115,278	$664,081,824

The accompanying notes are an integral part of the consolidated financial statements

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest and dividend income
Loans, including fees	$34,935,720	$29,259,385	$26,658,703
Taxable investment securities	2,891,535	2,897,116	2,299,389
Tax-exempt investment securities	559,346	572,113	565,974
Other interest and dividends	531,460	188,107	192,459

Total interest and dividend income	38,918,061	32,916,721	29,716,525

Interest expense
Time deposits, $100,000 and over	4,473,434	3,213,517	3,321,303
Other deposits	8,568,257	6,289,213	6,439,197
Short-term borrowings	764,154	706,925	295,064
Long-term debt	2,166,558	2,078,457	1,728,388

Total interest expense	15,972,403	12,288,112	11,783,952

Net interest income	22,945,658	20,628,609	17,932,573
Provision for loan losses	1,379,000	6,458,000	1,110,000

Net interest income after provision for loan losses	21,566,658	14,170,609	16,822,573

Non-interest income
Service charges on deposit accounts	2,721,875	2,491,652	2,666,899
Factoring operations	396,095	447,444	521,761
Mortgage operations	697,551	1,040,120	1,801,024
Income on investment in bank-owned life insurance	335,474	396,668	309,721
Brokerage commissions	481,201	721,801	419,031
Gain (loss) on sale of investment securities	(33,189)	139,695	76,519
Other	222,994	37,435	295,785

Total non-interest income	4,822,001	5,274,815	6,090,740

Non-interest expenses
Compensation and employee benefits	9,429,760	8,935,398	8,291,746
Occupancy and equipment	3,048,500	3,005,629	2,228,583
Professional fees	1,070,422	891,615	415,729
Printing and supplies	364,246	392,700	481,813
Advertising and business promotion	246,710	430,127	337,997
Data processing	—	—	803,322
Telephone	686,165	772,307	563,606
Foreclosed real estate	1,371,163	51,837	60,822
Other	3,106,555	3,283,080	2,692,910

Total non-interest expenses	19,323,521	17,762,393	15,876,528

Income before income taxes	7,065,138	1,683,031	7,036,785
Income taxes	2,362,224	169,479	2,322,907

Net income	$4,702,914	$1,513,552	$4,713,878

Net income per common share
Basic	$0.90	$0.30	$0.94

Diluted	$0.88	$0.29	$0.91

The accompanying notes are an integral part of the consolidated financial statements

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other Retained income (loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2002	4,195,104	$4,195,104	$49,898,738	$4,906,988	$1,230,985	$60,231,815
Comprehensive income:
Net income	—	—	—	4,713,878	—	4,713,878
Unrealized holding losses on available-for-sale securities, net	—	—	—	—	(534,378)	(534,378)

Total comprehensive income	—	—	—	—	—	4,179,500

Purchase of outstanding stock	(86,417)	(86,417)	(1,412,632)	—	—	(1,499,049)

Common stock issued pursuant to:
Stock options exercised	50,165	50,165	474,087	—	—	524,252
Current income tax benefit	—	—	50,416	—	—	50,416
Stock dividend 10%	413,914	413,914	7,264,191	(7,678,105)	—	—
Cash paid for fractional shares	474	474	—	(13,163)	—	(12,689)
Cash dividends ($.16 per share)	—	—	—	(661,945)	—	(661,945)

Balance at December 31, 2003	4,573,240	4,573,240	56,274,800	1,267,653	696,607	62,812,300
Comprehensive income:
Net income	—	—	—	1,513,552	—	1,513,552
Unrealized holding losses on available-for-sale securities, net	—	—	—	—	(686,226)	(686,226)

Total comprehensive income	—	—	—	—	—	827,326

Purchase of outstanding common stock	(67,600)	(67,600)	(1,133,571)	—	—	(1,201,171)
Stock options exercised	158,003	158,003	904,020	—	—	1,062,023
Cash dividends ($.16 per share)	—	—	—	(747,202)	—	(747,202)

Balance at December 31, 2004	4,663,643	4,663,643	56,045,249	2,034,003	10,381	62,753,276
Comprehensive income:
Net income	—	—	—	4,702,914	—	4,702,914
Unrealized holding losses on available-for-sale securities, net	—	—	—	—	(1,056,997)	(1,056,997)

Total comprehensive income	—	—	—	—	—	3,645,917

Stock options exercised (prior to 11-for-10 stock split)	98,562	98,562	812,709	—	—	911,271
11-for-10 stock split effected in the form of a 10% stock dividend	475,323	475,323	—	(475,323)	—	—
Fractional shares	(212)	(212)	—	(21,980)	—	(22,192)
Stock options exercised (after 11-for-10 stock split)	53,940	53,940	453,246	—	—	507,186
Tax benefit of from exercise of stock options	—	—	486,475	—	—	486,475
Cash dividends ($.15 per share)	—	—	—	(801,460)	—	(801,460)

Balance, December 31, 2005	5,291,256	$5,291,256	$57,797,679	$5,438,154	$(1,046,616)	$67,480,473

The accompanying notes are an integral part of the consolidated financial statements

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$4,702,914	$1,513,552	$4,713,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,627,037	1,903,279	2,341,551
Amortization of intangibles	319,178	319,177	319,179
Deferred income taxes	67,137	(1,694,234)	277,146
Provision for loan losses	1,379,000	6,458,000	1,110,000
Provision for losses on foreclosed assets	900,000	—	17,292
Deferred compensation	71,518	65,791	70,673
Increase in cash surrender value of life insurance	(335,474)	(396,668)	(309,721)
Net losses (gains) on sales of investment securities	33,189	(139,695)	(76,519)
Net gains on sales of loans	(2,098)	(45,908)	—
Proceeds from sales of loans	95,801	1,634,429	—
Net losses on sales of fixed assets	140,650	—	—
Net losses on sales of other real estate owned	46,739	258,519	20,881
Change in assets and liabilities:
(Increase) decrease in other assets	568,966	558,943	(278,326)
Increase (decrease) in other liabilities	770,325	1,289,665	(1,280,461)

Net cash provided by operating activities	10,284,883	11,724,850	6,925,573

Cash flows from investing activities
Purchase of investment securities available for sale	(22,346,454)	(46,401,617)	(62,736,697)
Purchase of securities held to maturity	—	—	(200,000)
Redemption (purchases) of Federal Home Loan Bank stock	830,100	(1,116,300)	176,000
Proceeds from sales, maturities and calls of investment securities	22,683,032	50,926,382	40,021,684
Net increase in loans	(6,615,079)	(44,118,226)	(50,523,798)
Net decrease in factored accounts receivable	582,694	338,890	480,095
Purchases of premises and equipment	(331,942)	(2,592,937)	(5,404,552)
Proceeds from sales of fixed assets	154,857	—	—
Proceeds from sales of foreclosed real estate	1,127,875	1,428,215	1,187,776
Purchase of bank owned life insurance	—	(47,831)	(4,309,721)

Net cash used in investing activities	(3,914,917)	(41,583,424)	(81,309,213)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	1,549,102	7,009,956	4,555,980
Net increase in interest-bearing deposits	10,917,597	33,259,529	52,871,719
Net decrease in securities sold under agreements to repurchase	1,021,970	(993,398)	(1,729)
Net increase (decrease) in federal funds purchased	(1,000,000)	(10,500,000)	11,500,000
Net increase (decrease) in FHLB advances	(20,024,255)	4,977,700	5,979,252
Cash paid for dividends	(801,460)	(747,202)	(661,945)
Cash paid for fractional shares	(22,192)	—	(12,689)
Purchase of outstanding common stock	—	(1,201,171)	(1,499,049)
Proceeds from issuance of common stock	1,418,457	1,062,023	524,252

Net cash provided (used) by financing activities	(6,940,781)	32,867,437	73,255,791

Net increase (decrease) in cash and cash equivalents	(570,815)	3,008,863	(1,127,849)
Cash and cash equivalents, beginning of year	19,336,981	16,328,118	17,455,967

Cash and cash equivalents, end of year	$18,766,166	$19,336,981	$16,328,118

The accompanying notes are an integral part of the consolidated financial statements

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A - ORGANIZATION AND OPERATIONS

On June 30, 1999, Integrity Financial Corporation, (formerly United Community Bancorp), (the “Company”) was formed as a bank holding company. On October 16, 2001, the Company elected to become a financial services holding company, but reverted back to bank holding company status on April 10, 2005. The Company is headquartered in Hickory, North Carolina. The Company, through mergers and acquisitions, now owns two state chartered banks and four wholly owned subsidiaries offering a full range of banking and investment activities.

Catawba Valley Bank was incorporated on October 3, 1995 and began banking operations on November 1, 1995. On December 31, 2002, the Company acquired Community Bancshares, Inc. located in Wilkesboro, North Carolina, the holding company for Northwestern National Bank. While Northwestern was merged into Catawba Valley Bank, those branches are doing business as “Northwestern Bank, A Division of Catawba Valley Bank”. Catawba Valley Bank currently operates four locations in Catawba County, three locations in Wilkes County, two locations in Iredell County and one location each in Alexander, Ashe and Watauga Counties. Catawba Valley Bank is engaged in commercial and retail banking operating under the banking laws of North Carolina and the rules and regulations of the FDIC and the North Carolina Commissioner of Banks.

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

Integrity Securities, Inc. (formerly Valley Financial Services, Inc.) is a wholly owned subsidiary of Integrity Financial Corporation whose principal business activity is that of an agent for various insurance products and non-bank investment products and services. In August of 2003, Integrity Securities opened a full service brokerage office in Hickory, North Carolina.

Community Mortgage is a wholly owned subsidiary of Integrity Financial Corporation, resulting from the aforementioned acquisition of Community Bancshares, Inc. At this time, Community Mortgage is an inactive subsidiary.

The Company formed Catawba Valley Capital Trust I (“Trust I”) and Catawba Valley Capital Trust II (“Trust II”) during 2002 in order to facilitate the issuance of trust preferred securities. The Trusts are statutory business trusts formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, resulted in the deconsolidation of the trust preferred subsidiaries, Trust I and Trust II. Since deconsolidation, the junior subordinated debentures issued by the Company to the trusts have been included in long-term debt and the Company’s equity interests in the trusts have been included in other assets. The deconsolidation of the trusts did not impact net income of stockholders’ equity.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrity Financial Corporation, Catawba Valley Bank, First Gaston Bank, Integrity Securities, Inc., and Community Mortgage Corporation, collectively referred to as the “Company.” All significant intercompany transactions and balances are eliminated in consolidation. See Note S regarding merger of Catawba Valley Bank and First Gaston Bank subsequent to December 31, 2005.

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

Federal regulations require institutions to set aside specified amounts of cash as reserves against transaction and time deposits. As of December 31, 2005, the daily average gross reserve requirement was $2,463,000.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

December 31, 2005 and 2004

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Therefore, while management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

December 31, 2005 and 2004

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

Factored Accounts Receivable

The Factored Accounts Receivable Program is used by the Company to provide commercial customers with operating cash. The Company will pay between 80 and 90 percent of an invoice in cash to the customer for invoices that the customer has billed out. The customer submits the invoices to a third party processor. The Company is notified of the amount of the invoice and a receivable will be set up for the percentage of cash paid out. The remainder of the invoice will be split between the customer’s operating account, a reserve account and the Company’s fees charged for this program. These fees are recognized on the consolidated statements of operations in the line item “Factoring operations.” The payment of the invoice will come directly to the Company and will be applied to the receivable balance. Once a month, the Company will transfer money from the reserve account to the customer’s operating account. If an invoice becomes 120 day past due, the reserve account is charged for the invoice and the receivable amount is reduced.

Goodwill

Goodwill arose from the 2002 purchase of a banking branch in Dallas, North Carolina and the acquisition in 2001 of Community Bancshares, Inc. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired is not amortized but is subject to an annual impairment test.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets

Subject to the provisions of SFAS No. 142, other intangible assets, which consist entirely of deposit base premiums acquired through branch and business acquisitions, are amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company’s estimate of the approximate lives of the acquired deposit relationships, a 9 year straight-line amortization schedule has been established for the other intangible assets related to the branch and financial institution acquisitions. The Company will continue to evaluate amortization periods and such amortization periods could be revised downwards (but not upwards) in the future if circumstances warrant. The initial deposit premiums associated with the purchase of the branch and financial institution totaled $2,799,112. Amortization of these other intangible assets amounted to $319,178, $319,177 and $319,179 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amortization expense for these deposit premium intangible assets is expected to be $306,393 for each year in the five year period ending December 31, 2010. The Company had no other intangible assets at December 31, 2005.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company’s subsidiary banks invest in stock of the Federal Home Loan Bank of Atlanta. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2005.

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

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

	2005	2004	2003
Net income as reported	$4,702,914	$1,513,552	$4,713,878
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(45,515)	(47,027)	(44,186)

Net income pro forma	$4,657,399	$1,466,525	$4,669,692

Basic net income per common share
As reported	$0.90	$0.30	$0.94
Pro forma	0.89	0.29	0.93
Diluted net income per common share
As reported	$0.88	$0.29	$0.91
Pro forma	0.87	0.28	0.90

Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for the eleven-for-ten stock split issued in the form of a 10% stock dividend in 2005. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2005	2004	2003
Weighted average number of common shares used in computing basic net income per common share	5,215,277	5,085,486	5,012,637
Effect of dilutive stock options	158,116	213,759	147,534

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	5,373,393	5,299,245	5,160,171

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Data (Continued)

For the year ended December 31, 2004, there were 11,997 options that were antidilutive. For years ended December 31, 2005 and 2003, there were no options that were antidilutive, since the exercise price was less than the average market price for the year.

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

The components of other comprehensive income and related tax effects are as follows:

	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$(1,762,709)	$(909,495)	$(741,743)
Tax effect	683,973	314,637	256,337

	(1,078,736)	(594,858)	(485,406)

Reclassification adjustment for (gains) losses realized in income	33,189	(139,695)	(76,519)
Tax effect	(11,450)	48,327	27,547

	21,739	(91,368)	(48,972)

Net of tax amount	$1,056,997	$(686,226)	$(534,378)

New Accounting Standards

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the FASB issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15. 2005. The Company is in process of evaluating the impact of this FSP.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

In December 2004, the FASB issued SFAS No. 123(r), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006. If the Company had included the cost of employee stock option compensation in its consolidated financial statements, net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $45,515, $47,027 and $44,186, respectively. The adoption of SFAS No. 123(r) is expected not to have a material effect on the Company’s consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale at December 31 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2005
Available for Sale
U.S. Government agencies	$44,431,291	$9,224	$1,095,953	$43,344,562
Municipal agencies	9,891,846	302,312	56,400	10,137,758
Mortgage-backed securities	31,222,717	32,903	853,725	30,401,895
Other	902,492	—	51,000	851,492

	$86,448,346	$344,439	$2,057,078	$84,735,707

Held to Maturity
U.S. Government agencies	$592,219	$—	$3,072	$589,147
Municipal agencies	2,757,352	129,105	5,439	2,881,018
Other	500,000	—	—	500,000

	$3,849,571	$129,105	$8,511	$3,970,165

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

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

At December 31, 2005 and 2004, investment securities with a fair market value of $17,721,556 and $19,321,561, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2005 and 2004, the carrying amount of securities pledged to secure repurchase agreements and Federal Home Loan Bank advances combined was $10,524,564 and $7,900,841 respectively.

The amortized cost and fair value of investment securities available for sale at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale
	Amortized cost	Fair value
Available for Sale
Due in one year or less	$9,127,784	$9,024,340
Due after one year through five years	26,649,944	26,154,721
Due after five years through ten years	16,762,438	16,468,186
Due after ten years	2,685,463	2,686,564
Mortgage-backed securities	31,222,717	30,401,896

	$86,448,346	$84,735,707

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

	Held to Maturity
	Amortized cost	Fair value
Held to Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,180,732	2,233,917
Due after ten years	1,668,839	1,736,248
Mortgage-backed securities	—	—

	$3,849,571	$3,970,165

The amortized cost and fair value of mortgage-backed securities by contractual maturities are not reported because the actual maturities may be, and often are, significantly different from contractual maturities.

For the years ended December 31, 2005 and 2004, proceeds from sales of investment securities available for sale amounted to $9,838,873 and $28,430,414, respectively. Gross realized gains in 2005 and 2004 from these sales amounted to $72,657 and $272,321, respectively. Gross realized losses in 2005, 2004 and 2003 from these sales amounted to $105,846, $132,636 and $3,852 respectively.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The unrealized losses relate primarily to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$12,159,714	$133,895	$29,473,285	$965,132	$41,632,999	$1,099,027
Mortgage-backed securities	14,288,535	339,713	13,833,466	514,010	28,122,001	853,723
Other	1,886,601	30,264	1,414,500	82,575	3,301,101	112,839

Total temporarily impaired securities	$28,334,850	$503,872	$44,721,251	$1,561,717	$73,056,101	$2,065,589

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

The aggregate cost of the Company’s cost method investments included in investment securities totaled $1,402,494 at December 31, 2005. Investments with an aggregate cost of $812,806 were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining cost method investments, which consists of Bankers Bank stock and FHLMC Preferred Stock, the Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired).

NOTE D - LOANS AND ALLOWANCES FOR LOAN LOSSES

Loans at December 31 are summarized as follows:

	2005	2004
Commercial	$186,614,271	$182,923,354
Mortgage loans on real estate:
Construction and land development	79,899,456	67,153,811
Residential, 1-4 families	67,369,822	78,977,078
Residential, 5 or more families	19,000,388	14,905,045
Residential, home equity	43,996,307	46,886,273
Farmland	3,016,899	2,175,508
Nonfarm, nonresidential	71,956,930	75,005,184
Consumer installment and other loans	31,465,512	32,965,504

	503,319,585	500,991,757
Less:
Allowance for loan losses	8,586,844	10,416,195
Net deferred loan fees	211,918	310,860

Loans, net	$494,520,823	$490,264,702

The Company has granted loans to certain directors and executive officers of the Company and to their associates. During 2005, $14,705,422 in new loans were made, repayments of $10,328,259 were collected resulting in a balance of $14,221,390 at December 31, 2005. At December 31, 2004, the balance of such loans was $9,844,226..

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE D - LOANS AND ALLOWANCES FOR LOAN LOSSES (Continued)

A summary of the activity in the allowance for loan losses for each of the years in the three year period ended December 31, 2005 is as follows:

	2005	2004	2003
Balance, beginning of the year	$10,416,195	$6,170,666	$5,721,452
Provision for loan losses	1,379,000	6,458,000	1,110,000
Loans charged off	(4,459,292)	(2,558,660)	(781,726)
Recoveries of loans charged off	1,250,941	346,189	120,940

Balance, end of year	$8,586,844	$10,416,195	$6,170,666

The following is a summary of the principal balances of loans on nonaccrual status and loans past due ninety days or more:

	2005	2004
Loans contractually past due 90 days or more and/or on nonaccrual status:
Nonaccrual loans	$12,715,067	$3,278,867
Past due loans 90 days or more and still accruing	812,235	954,375

	$13,527,302	$4,233,242

During the years ended December 31, 2005, 2004 and 2003, interest income of $392,325, $205,266 and $146,037, respectively, was not recorded related to loans accounted for on a nonaccrual basis.

At December 31, 2005 and 2004, the recorded investment in loans that were evaluated for impairment amounted to $45,384,905 and $47,479,317, respectively. Those loans considered to be impaired consisted of restructured and non-accrual loans and all other loans evaluated for impairment for which some degree of impairment was identified. Impaired loans totaled $17,766,738 and $18,071,564 at December 31, 2005 and 2004. The related allowance for loan losses on these loans was $3,951,748 and $5,762,739 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was $40,614,814 and $12,871,828, respectively. Interest income recognized on impaired loans was not material for the year ended December 31, 2003. For the years ended December 31, 2005 and 2004, interest income recognized on impaired loans during the time such loans were considered to be impaired was approximately $2,122,000 and $388,000, respectively.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE E - BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2005	2004
Land	$5,133,362	$5,061,116
Leasehold improvements	261,908	243,908
Equipment and fixtures	7,620,929	7,555,786
Buildings	11,837,560	10,402,145
Construction in progress	293,437	1,880,460

	25,147,196	25,143,415
Less accumulated depreciation and amortization	6,167,620	4,982,576

	$18,979,576	$20,160,839

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,227,730, $1,206,581 and $865,529, respectively.

NOTE F - DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits (in thousands) are as follows:

2006	$217,301
2007	56,648
2008	18,119
2009	1,267
2010	326
Thereafter	102

$293,763

NOTE G - BORROWINGS

Short-term borrowings includes FHLB advances with original maturities of less than one year, as well as of federal funds purchased and securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date. Short-term FHLB advances are included in the summary presented below under “Federal Home Loan Bank Advances.” Additional information regarding federal funds purchased and securities sold under agreements to repurchase at December 31, 2005 and 2004 and for the years then ended is summarized below:

	2005	2004	2003
Outstanding balance at December 31	$3,973,830	$3,951,860	$15,445,258

Year-end weighted average rate	2.08%	0.94%	0.46%

Daily average outstanding during the year	$4,526,623	$4,525,022	$9,081,381

Average rate for the year	2.05%	1.14%	1.69%

Maximum outstanding at any month-end during the year	$6,293,272	$7,137,004	$15,445,258

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE G - BORROWINGS (Continued)

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the FHLB, advances are collateralized by all the Company’s FHLB stock, qualifying first mortgage loans, qualifying multi-family first mortgage loans, qualifying home equity loans, qualifying commercial loans and investment securities. At December 31, 2005, the balance of qualifying first mortgage loans was approximately $20.2 million, the balance of qualifying multi-family first mortgage loans was approximately $5.7 million, the balance of qualifying home equity loans was $7.0 million and the balance of qualifying commercial loans was $3.8 million. These agreements with the FHLB provide for lines of credit up to 20% of Catawba Valley Bank’s assets and 15% of First Gaston Bank’s assets.

Advances from the Federal Home Loan Bank of Atlanta consist of the following at December 31, 2005 and 2004:

Maturity	Interest Rate	2005	2004
01/18/2005	1.48%	$—	$5,000,000
02/07/2005	2.21%	—	1,500,000
03/17/2005	6.60%	—	2,000,000
03/28/2005	2.06%	—	6,000,000
04/21/2005	2.18%	—	3,000,000
05/10/2005	2.62%	—	5,000,000
07/05/2005	1.73%	—	2,000,000
11/09/2005	2.28%	—	4,000,000
03/28/2006	4.01%	3,000,000	—
09/21/2006	4.43%	3,000,000	—
11/09/2006	4.44%	5,500,000	—
11/16/2009	3.93%	—	3,000,000
03/17/2010	5.71%	1,000,000	1,000,000
05/19/2010	3.87%	5,000,000	—
01/12/2011	4.68%	1,000,000	1,000,000
02/01/2011	4.73%	7,000,000	7,000,000
05/02/2011	4.16%	1,000,000	1,000,000
09/04/2012	3.26%	—	5,000,000
08/27/2018	6.15%	563,060	587,315

		$27,063,060	$47,087,315

At December 31, 2005, the Company, through its bank subsidiaries, had an additional $93,643,698 of credit available from the Federal Home Loan Bank and available lines of credit totaling $25,500,000 from correspondent banks.

Junior Subordinated Deferrable Interest Debentures

Information regarding Junior Subordinated Deferrable Interest Debentures, which are included in long-term debt in the accompanying consolidated balance sheets, is presented in Note J.

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE H - LEASES

The Company’s subsidiary, Catawba Valley Bank, has entered into noncancelable operating leases for a branch location that expires in 2010 (with one five-year renewal option), a branch location that expires in 2008 (with one five-year renewal option), land for a branch location that expires in 2006 (with one three-year renewal option) and a branch building that expires in 2023 (with two five-year renewal options). The Company’s subsidiary, First Gaston Bank, has a non-cancelable operating lease for a branch location that expires in 2009 (with one 5-year renewal option). Integrity Securities, a wholly owned subsidiary of the Company, has a location leased that expires in 2006 (with two 2-year renewal options). Future minimum lease payments under these leases for years subsequent to December 31, 2005 are as follows.

2006	$344,113
2007	331,039
2008	335,652
2009	322,189
Thereafter	2,243,518

$3,576,511

Total rental expense related to the operating leases was $269,718, $219,734 and $244,548 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE I - EMPLOYEE BENEFIT PLANS

Deferred Compensation and Life Insurance

In 1999, the Company’s subsidiary, First Gaston Bank, adopted a deferred compensation plan, which supersedes a 1996 plan, to provide future compensation upon retirement for the president. Under plan provisions, aggregate annual payments projected to range from $44,838 to $68,674 are payable for 10 years, generally beginning at age 65. Liability accrued for compensation deferred under the plan amounts to $426,703 and $389,204 at December 31, 2005 and 2004, respectively.

First Gaston Bank is the owner and beneficiary of a life insurance policy designed to fund the deferred compensation liability. The policy’s cash value totaled $863,342 and $839,091 at December 31, 2005 and 2004, respectively.

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

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE I - EMPLOYEE BENEFIT PLANS (Continued)

Defined Contribution Plan

Both Catawba Valley Bank and First Gaston Bank sponsor a contributory profit-sharing plan which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to 15% of the participant’s annual salary and an employer contribution of up to 100% matching of the first 6% of pre-tax salary contributed by each participant. The Banks may make additional discretionary profit sharing contributions to the plan on behalf of all participants. Amounts deferred above the first 6% of salary are not matched by the Banks. Expenses related to these plans for the years ended December 31, 2005, 2004 and 2003 were $250,003, $335,080 and $266,888, respectively.

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

December 31, 2005 and 2004

NOTE I - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

A summary of the transactions for the Company’s option plans as of and for the years ended December 31, 2005, 2004 and 2003, which reflects all stock dividends and stock splits to date, is as follows:

	Shares Available for Future Grants	Outstanding Options
		Number Outstanding	Weighted Average Exercise Price
At December 31, 2002	102,558	601,258	$9.80
Options granted	(48,000)	48,000	17.17
Plan amendment	—	—	—
Options exercised	—	(50,165)	10.09
Options expired and forfeited	4,150	(4,150)	11.56
10% Stock dividend	5,455	61,271	—

At December 31, 2003	64,163	656,214	9.39
Options granted	(41,000)	41,000	17.95
Plan amendment	250,000	—	—
Options exercised	—	(178,823)	8.47
Options expired and forfeited	19,509	(19,509)	14.32
Prior period forfeitures	24,919	(24,919)	—
Adjustment to options expired and forfeited	—	(5,249)	—

At December 31, 2004	317,591	468,714	11.01
Options granted	—	—	—
Plan amendment	—	—	—
Options exercised	—	(161,899)	8.80
Options expired and forfeited	25,144	(25,144)	14.90
11-for-10 stock split	31,758	46,872	—

At December 31, 2005	374,493	328,543	$10.32

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003: dividend yield of .89% and .91%; expected volatility of 12.9% and 13.5%; risk free interest rate of 3.95% and 1.15%; and weighted average expected lives of seven years.

Additional information relating to the plans as of December 31, 2005 is detailed below:

Outstanding options: Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Life in Years
$5.92 – 11.00	166,629	$7.96	1.64
$11.01 – 17.64	161,914	12.76	5.26

Total	328,543	$10.32	3.43

Exercisable options: Exercise Prices	Outstanding	Exercise Price
$5.92 – 11.00	166,363	$7.96
$11.01 – 17.64	119,982	11.86

Total	286,345	$9.59

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE J - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Catawba Valley Capital Trust I and Catawba Valley Capital Trust II (the “Trusts”), which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $310,000 investment in the common equity of the Trusts being included in the consolidated balance sheets as other assets with a corresponding increase in long term debt. The Company is now recording greater interest expense and income received from the Trusts with no effect on net income. The income and interest expense received from and paid to the Trusts, respectively, is being included in the consolidated statements of income and comprehensive income as other non-interest income and expense. The increases to other non-interest income and expense would have been $578,302 for the year ended December 31, 2003 had FIN 46R implemented on January 1, 2002.

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

The proceeds of the preferred securities were invested by Trust II in $5 million principal amount of 6.85% junior subordinated debentures of the Company due December 30, 2032. The Company fully and unconditionally guarantees the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indentures of the Company. The preferred securities qualify as Tier I capital for regulatory capital purposes.

A description of the Junior Subordinated Debentures securities outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2005	2004
Catawba Valley
Capital Trust I	12/20/2002	5,000	Floating	12/30/2032	$5,155,000	$5,155,000
Catawba Valley
Capital Trust II	12/20/2002	5,000	6.85	12/30/2032	$5,155,000	$5,155,000

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

A summary of the contract amount of the Banks’ exposure to off-balance sheet risk as of December 31, 2005 is as follows:

Financial instruments whose contract amounts represent credit risk (dollars in thousands):

Undisbursed lines of credit	$115,291
Standby letters of credit	1,686
Commitments to purchase or build	500

NOTE L - INCOME TAXES

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31 is as follows:

	2005	2004	2003
Current	$2,395,087	$1,863,713	$2,045,761
Deferred	(32,863)	(1,694,234)	277,146

	$2,362,224	$169,479	$2,322,907

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE L - INCOME TAXES (Continued)

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the consolidated statements of operations is as follows:

	2005	2004	2003
Tax at statutory federal rate	$2,402,147	$572,231	$2,392,506
State income tax, net of federal benefit	163,980	151,893	320,174
Non-taxable interest	(234,086)	(421,416)	(541,131)
Other	30,183	(133,229)	151,358

	$2,362,224	$169,479	$2,322,907

The components of the net deferred tax asset (liability), included in other assets (other liabilities), are as follows:

	2005	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,211,326	$3,839,287	$2,147,029
Unrealized investment loss	666,023	—	—
Deferred compensation	173,601	150,038	124,676
Other	114,532	35,519	90,679

Total deferred tax assets	4,165,482	4,024,844	2,362,384

Deferred tax liabilities:
Depreciation	638,273	924,561	897,003
Unrealized investment gain	—	36,749	369,463
Intangible assets	693,692	809,307	924,922
Other	155,357	311,704	255,420

Total deferred tax liabilities	1,487,322	2,082,321	2,446,808

Net deferred tax asset (liability)	$2,678,160	$1,942,523	$(84,424)

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

December 31, 2005 and 2004

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of July 28, 2005, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), First Gaston Bank was considered well capitalized. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the most recent notification from the FDIC that management believes have changed First Gaston Bank’s capital category. In the notification, dated July 29, 2005, Catawba Valley Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action. Since the most recent notification from the FDIC, management has taken steps to restore Catawba Valley Bank to well capitalized (See Note R). The Company’s and the Banks’ actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table:

			Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2005:
Total Capital to Risk
Weighted Assets:
Consolidated	$67,480	12.21%	$44,216	8.00%	$	N/A	N/A
Catawba Valley Bank	41,354	10.95%	30,212	8.00%		37,765	10.00%
First Gaston Bank	21,318	11.19%	15,235	8.00%		19,044	10.00%

Tier 1 Capital to Risk
Weighted Assets:
Consolidated	59,451	10.76%	22,108	4.00%		N/A	N/A
Catawba Valley Bank	36,610	9.69%	15,106	4.00%		22,659	6.00%
First Gaston Bank	18,969	9.96%	7,618	4.00%		11,427	6.00%

Tier 1 Capital to
Average Assets:
Consolidated	59,451	8.84%	26,910	4.00%		N/A	N/A
Catawba Valley Bank	36,610	8.38%	17,484	4.00%		21,855	5.00%
First Gaston Bank	18,969	9.03%	8,399	4.00%		10,499	5.00%

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE M - REGULATORY RESTRICTIONS (Continued)

	Amount	Ratio	Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
			Amount	Ratio	Amount		Ratio
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

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, federal funds sold, investment securities, loans, factored accounts receivable, stock in the Federal Home Loan Bank of Atlanta, deposit accounts and borrowings, which consist of Federal Home Loan Bank advances, securities sold under agreement to repurchase, federal funds purchased, and junior subordinated debentures. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

December 31, 2005 and 2004

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

Bank Owned Life Insurance

The investment in bank owned life insurance represents the cash value of the policies at December 31, 2005 and 2004. The rates are adjusted annually thereby minimizing market fluctuations.

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

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note K, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$18,766	$18,766	$19,377	$19,377
Securities available for sale	84,736	84,736	86,853	86,853
Securities held to maturity	3,850	3,970	4,091	4,273
Stock in the Federal Home Loan Bank	2,542	2,542	3,372	3,372
Bank owned life insurance	9,936	9,936	9,600	9,600
Loans	494,521	492,715	490,265	491,186
Factored accounts receivable	2,293	2,293	2,876	2,876

Financial liabilities:
Deposits	550,696	550,808	538,229	538,753
Borrowings	41,347	40,632	61,349	61,133

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE O - PARENT COMPANY FINANCIAL DATA

The following is a summary of the condensed financial statements of Integrity Financial Corporation as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003:

Condensed Balance Sheets

December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$569	$—
Investments	9	—
Investment in subsidiaries	73,861	69,790
Bank premises and equipment	2,466	3,031
Other assets	886	571

Total assets	$77,791	$73,392

Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$—	$329
Junior subordinated debentures	10,310	10,310

Total liabilities	10,310	10,639

Stockholders’ equity:
Common stock	5,291	4,664
Additional paid in capital	57,798	56,045
Retained earnings, substantially restricted	5,438	2,034
Accumulated other comprehensive income	(1,046)	10

Total stockholders’ equity	67,481	62,753

Total liabilities and stockholders’ equity	$77,791	$73,392

Condensed Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Equity in earnings of subsidiaries	$5,432	$2,614	$4,992
Management fees	4,797	3,565	2,125
Interest expense Preferred Trust	(684)	(593)	(589)
Compensation and employee benefit	(1,912)	(1,741)	(662)
Occupancy and equipment	(1,015)	(892)	(119)
Professional fees	(911)	(528)	(362)
Stationery, printing and supplies	(100)	(116)	(33)
Advertising and business promotion	(37)	(196)	(226)
Other expense	(1,241)	(1,151)	(596)
Income tax benefit	374	552	184

Net income	$4,703	$1,514	$4,714

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE O - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$4,703	$1,514	$4,714
Depreciation	419	402	(67)
Equity in earnings of subsidiaries	(5,123)	(2,614)	(4,992)
Net losses on sales of fixed assets	124	—	—
(Increase) decrease in other assets	167	829	(1,395)
Increase (decrease) in other liabilities	(329)	(192)	558

Net cash used by operating activities	(39)	(61)	(1,182)

Cash Flows from Investing Activities:
Purchases of premises and equipment	(89)	(129)	(1,911)
Purchases of investments	(9)	—	—
Investment in subsidiaries	—	—	(1,000)
Proceeds from sales of fixed assets	111	—	—
Proceeds from subsidiary stock purchase	—	—	4,590

Net cash provided (used) by investing activities	13	(129)	1,679

Cash Flows from Financing Activities:
Junior subordinated debentures issued to subsidiaries	—	—	300
Cash paid for dividends	(801)	(747)	(662)
Cash paid for fractional shares	(22)	—	(12)
Purchase of outstanding common stock	—	(1,201)	(1,499)
Proceeds from issuance of common stock	1,418	1,062	524

Net cash provided (used) by financing activities	595	(886)	(1,349)

Increase (decrease) in cash and cash equivalents	569	(1,076)	(852)

Cash and cash equivalents, beginning	—	1,076	1,928

Cash and cash equivalents, ending	$569	$—	$1,076

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE P - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2005	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$15,641,188	$12,756,228	$11,766,551
Income taxes	1,302,067	663,399	2,226,567

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed real estate	$736,340	$2,904,473	$1,688,974
Change in unrealized gain on available-for-sale securities, net of tax	1,056,997	(716,476)	(534,378)

Common stock distributed as a dividend:
Common stock	$—	$—	$413,914
Additional paid in capital	—	—	7,264,191

Fair value of stock dividend	$—	$—	$7,678,105

Transfer of securities classified as available for sale to held to maturity	$—	$—	$2,758,300
Tax benefit from the exercise of of non-qualified options	$486,475	$243,664	$50,416
Adjustment to goodwill and to other assets regarding the Community Bancshares acquisition	—	—	220,316

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE Q - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth, for the periods indicated, selected information from our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$10,284	$9,974	$9,501	$9,159
Interest expense	4,596	4,145	3,769	3,463

Net interest income	5,688	5,829	5,732	5,696
Provision for loan losses	981	366	32	—

Net interest income after provision for loan losses	4,707	5,463	5,700	5,696
Non-interest income	1,178	1,332	1,293	1,018
Non-interest expense	4,805	5,647	4,705	4,166

Income before income taxes	1,080	1,148	2,288	2,548
Income taxes	354	328	806	873

Net income	$726	$820	$1,482	$1,675

Net income per share:
Basic	$0.14	$0.16	$0.28	$0.31
Diluted	0.13	0.15	0.27	0.30
Common stock:
Price:
High	$21.00	$24.00	$22.38	$18.35
Low	19.55	19.92	17.51	13.83

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE Q - QUARTERLY FINANCIAL INFORMATION (Continued)

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$8,937	$8,924	$7,563	$7,493
Interest expense	3,207	3,389	2,821	2,871

Net interest income	5,730	5,535	4,742	4,622
Provision for loan losses	1,337	4,485	331	305

Net interest income after provision for loan losses	4,393	1,050	4,411	4,317
Non-interest income	1,155	1,047	1,462	1,611
Non-interest expense	5,442	4,042	3,973	4,306

Income before income taxes	106	(1,945)	1,900	1,622
Income taxes (benefit)	(86)	(823)	574	504

Net income	$192	$(1,122)	$1,326	$1,118

Net income per share:
Basic	$0.04	$(0.19)	$0.24	$0.20
Diluted	0.04	(0.19)	0.23	0.20
Common stock:
Price:
High	$18.86	$17.27	$16.36	$16.36
Low	16.82	15.59	15.12	12.73

NOTE R - MEMORANDUM OF UNDERSTANDING

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

INTEGRITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE S - PENDING MERGERS

On September 18, 2005, the Company and FNB Corp. of Asheboro, NC announced the signing of a definitive agreement to merge whereby the Company would be merged into FNB Corp. The merger of the Company and FNB Corp. is subject to approval by federal and state banking authorities and appropriate shareholder approvals. It is anticipated that this transaction will be completed during the second quarter of 2006.

One of the conditions of the above pending merger is to merge the state charters of First Gaston Bank and Catawba Valley Bank. This merger has been approved by the regulatory agencies and was completed on January 5, 2006. Upon the merger of the Company’s two wholly owned bank subsidiaries, First Gaston Bank has continued to operate under the First Gaston name, and Catawba Valley Bank and Northwestern Bank have continued to operate under their respective names, but as divisions of First Gaston Bank.

NOTE T - COMMITMENTS AND CONTINGENCIES

The Registrant, its wholly owned subsidiary, Catawba Valley Bank and its President and Chief Executive Officer, W. Alex Hall, Jr., have been named as defendants in an action brought before the Catawba County Superior Court (Hickory, North Carolina). The action was commenced on September 30, 2005 by Joe I. Marshall, Jr., the sole plaintiff in the action. Mr. Marshall served as President and Chief Executive Officer of Catawba Valley Bank from February 2, 2005 until termination of his employment on August 18, 2005. The plaintiff has alleged various claims concerning his discharge from employment with Catawba Valley Bank and is seeking relief in the form of compensatory damages of $614,594 and punitive and treble damages in excess of $10,000. The Company’s management believes its actions in terminating Mr. Marshall’s employment were justified, and intends to vigorously defend its position. However, the amount of any potential loss is not presently determinable.

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

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A – Controls and Procedures

The Company’s management including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defind in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, the Company did not maintain effective disclosure controls and procedures.

MANAGEMENT’S ANNUAL REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. In accordance with section 404 of the Sarbanes-Oxley Act of 2002. Management makes the following assertions:

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective internal control over the process for wire transfers or the process for documenting detailed credit reviews of higher risk loans and properly accounting for interest income relating to non-accrual and charged off loans. Additionally, these control deficiencies could result in a more than remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements will not be prevented or detected. Accordingly, management has determined that these conditions constitute material weaknesses. Because of these material weaknesses, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2005 has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15f of the Exchange Act) during the fourth quarter of 2005. In connection with such evaluation, the Company has determined that there have been changes in internal control over financial reporting. As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified the following material weaknesses:

Wire Transfers:

•	Customer’s signatures authorizing wires were not being verified.

•	There are no controls to retain customer agreements governing repetitive wire transfers signed by the customer and explaining the customer’s and the Company’s rights and obligations to ensure authenticity of repetitive wires

•	Customer callbacks are not made to confirm all wires outside established risk related parameters.

Credit Reviews:

•	The Company’s subsidiary banks are not properly maintaining detailed credit reviews of higher risk loans, which according to policy are all loans over $500,000 and any loan over $25,000 with a risk grade of 5 or higher.

Interest on Non-accrual loans

•	Interest on non-accrual loans had not been handled properly during the later half of 2005, resulting in the necessity of recording an adjusting journal entry to reduce interest income by $250,000.

As of the end of the period covered by this report, the Company has not fully remediated the material weaknesses in the Company’s internal control over financial reporting relating to over the process for wire transfers, the process for documenting detailed credit reviews of higher risk loans or properly accounting for interest income relating to non-accrual and charged off loans, however, the Company has taken the following remedial actions:

•	Procedures have been put in place in the Wire Transfer area that requires all signatures to be verified.

•	Research has been done on how to properly handle the interest on non-accrual loans. All loans will be corrected by the end of the first quarter, and procedures have been written to properly handle all interest going forward.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Integrity Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Integrity Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with its assessment of controls as of December 31, 2005, management identified material internal control weaknesses relative to management of the credit function, wire transfers, and accounting for interest on loans classified as non-accrual. These control deficiencies result in a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statements will not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that Integrity Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO.

s/ Dixon Hughes PLLC

Charlotte, North Carolina

March 31, 2006

Item 9B – Other Information

Not applicable.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The Registrant’s Bylaws provide that its Board of Directors shall consist of between eight (8) and eighteen (18) members, as determined by the Board of Directors or the shareholders. If there are less than nine (9) directors, the members shall be elected for one year terms, and if there are nine (9) or more directors, the Board shall be divided into three classes approximately equal in number and elected to staggered three year terms. The Board has set the number of directors at eleven (11).

Name and Age	Position(s) Held	Director Since(1)	Term Expires	Principal Occupation and Business Experience During Past 5 Years
David E. Cline (57)	Chairman	1995	2008	President, Cline Seabrook Company, Waxhaw, NC (development firm).

W. Alex Hall, Jr. (68)	Interim President, CEO & Director	1995	2008	President, CEO and Director of Integrity Financial Corporation; President and Chief Executive Officer, First Gaston Bank of North Carolina, Gastonia, NC.

Robert P. Huntley (68)	Director	1995	2008	Private Investor

Randy D. Miller (50)	Director	2004	2008	President, Randy D. Miller Lumber Co., Inc.; President, Pine Log Co., Inc.; President, Randy D. Miller Trucking Co., Inc.

Hal F. Huffman, Jr. (51)	Director	2004	2007	Vice President, Huffman Enterprises, Inc. (ACE Hardware Franchise)

Loretta P. Dodgen, Ed.D. (54)	Director	1995	2007	Management consultant, owner and Vice President, Multiple Choice, Inc., Gastonia, NC (training and organizational consulting firm).

Jack Ray Ferguson (79)	Director	1999	2006	Retire; Henderson Store Manager, Lowe’s Companies, Inc., 1954-1985.

H. Ray McKenney, Jr. (51)	Director	1995	2006	President, McKenney Family Dealerships, Gaston County, NC (auto dealerships); Director, Holy Angels, Inc., Gastonia, NC (specialized care facility).

Howard L. Pruitt (69)	Director	1995	2006	Secretary, Southwood Furniture Company, Hickory, NC (furniture manufacturer); President, Pruitt Machinery, Inc., 1971-1995 (woodworking machinery sales).

Ronald S. Shoemaker (65)	Executive Vice President, COO & Director	2003	2006	Executive Vice President and Interim COO, Integrity Financial Corporation; Regional President, Catawba Valley Bank; President, Community Bancshares, Inc. and Northwestern National Bank, 1990-2002.

Carl G. Yale (54)	Director	2004	2006	Certified Public Accountant and Owner, Hemric & Yale (CPA Firm), North Wilkesboro, NC.

(1)	Does not necessarily indicate continuous tenure. Includes prior service as a director of Catawba Valley Bank, First Gaston Bank of North Carolina or Community Bancshares, Inc., as applicable.

Set forth below is certain information regarding the Registrant’s executive officers.

Name	Age	Position	Business Experience
W. Alex Hall, Jr.	68	Director, President and Chief Executive Officer, Integrity Financial Corporation; Chief Executive Officer, First Gaston Bank of North Carolina.	President and Chief Executive Officer, Integrity Financial Corporation, Hickory, NC; President and Chief Executive Officer, First Gaston Bank of North Carolina, Gastonia, NC.

Ronald S. Shoemaker	65	Director, Executive Vice President and Interim Chief Operating Officer, Integrity Financial Corporation; Regional President, Catawba Valley Bank.	Executive Vice President and Chief Operating Officer, Integrity Financial Corporation; Regional President, Catawba Valley Bank; President, Community Bancshares, Inc. and Northwestern National Bank, 1990-2002.

Susan B. Mikels	49	Chief Financial Officer	Chief Financial Officer, Integrity Financial Officer; Chief Financial Officer, First Gaston Bank of North Carolina.

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

The Registrant has a separately-designated standing audit committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are: Robert P. Huntley (Chairman), Howard L. Pruitt and Carl Yale. Each member of the Registrant’s Audit Committee is “independent” as such term is used in Item 7(d)(3)(iv) of the Schedule 14A under the Exchange Act. The Registrant’s Board of Directors has determined that Robert P. Huntley, chairman of the Audit Committee of the Board of Directors, is an “audit committee financial expert.” The Audit Committee has a written charter which is reviewed annually for adequacy. The Audit Committee Charter was attached as Exhibit A to the proxy statement for the Registrant’s 2005 Annual Meeting of Shareholders.

The Registrant also has a separately-designated standing Nominating Committee. The members of the Nominating Committee are Loretta Dodgen, Jack Ray Ferguson, H. Ray McKenney, Jr. and Howard L. Pruitt. The duties of the Nominating Committee are: (i) to assist the Board of Directors, on an annual basis, by identifying individuals qualified to become board members, and to recommend to the board the director nominees for the next meeting of shareholders at which directors are to be elected; and (ii) to assist the Board of Directors by identifying individuals qualified to become board members, in the event a vacancy on the board exists and that such vacancy should be filled.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Registrant’s directors and executive officers are required to file certain reports with the SEC regarding the amount of and changes in their beneficial ownership of the Registrant’s common stock (including, without limitation, an initial report following the person’s election as an officer or director of the Company and a report following any change in a reporting person’s beneficial ownership). Based upon a review of copies of reports received by the Registrant, all required reports of directors and executive officers of the Registrant during 2005 were filed on a timely basis.

Code of Ethics

The Registrant has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s code of ethics is available at http://www.integrityfinancialcorp.com.

Item 11 – Executive Compensation

Executive officers of the Registrant do not receive any separate compensation from the Registrant in connection with such positions. All officers and employees receive compensation only from the Registrant’s subsidiaries. Except for W. Alex Hall, Jr., President and Chief Executive Officer of the Registrant and Ronald S. Shoemaker, Executive Vice President of the Registrant, no current Executive Officer of the Registrant received compensation for 2005, 2004 or 2003 that exceeded $100,000. The compensation information for Messrs. Hall and Shoemaker is disclosed below:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation(1)		Long Term Compensation
		Salary	Bonus	AWARDS Securities Underlying Options		All Other Compensation(2)
W. Alex Hall, Jr., President and Chief Executive Officer	2005 2004 2003	$238,505 200,375 180,064	$-0- -0- 8,914	-0- -0- 6,050	(2)	$6,026 12,023 10,804

Ronald S. Shoemaker, Executive Vice President	2005 2004 2003	$194,836 158,988 150,000	$-0- 38,293 67,500	-0- -0- -0-		$12,285 7,800 7,250

Susan B. Mikels, Chief Financial Officer	2005 2004	$102,000 96,000	$10,000 -0-	-0- -0-		$7,745 1,846
	2003	91,250	1,008	4,840	(2)	-0-

(1)	Perquisites and personal benefits awarded did not exceed 10% of the total annual salary and bonus in any year reported.
(2)	As adjusted for subsequent stock splits effected in the form of stock dividends.

(2)	The amounts disclosed represent contributions made by the Registrant or its subsidiaries to match pre-tax elective deferral contributions (included under salary) made by the named executives pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.

Incentive Stock Option Plan

The shareholders of Catawba Valley Bank, the Company’s predecessor in interest, originally approved the Company’s 1996 Incentive Stock Option Plan (the “Incentive Stock Option Plan”) at the 1996 Annual Meeting of Shareholders. The Incentive Stock Option Plan was subsequently amended at both the 2002 Annual Meeting of Shareholders and the 2004 Annual Meeting of Shareholders to increase the total number of shares of the Company’s common stock authorized for issuance upon the exercise of stock options granted pursuant to the terms of the plan. The Incentive Stock Option Plan currently provides for the issuance of up to 396,000 shares of the Company’s common stock upon the exercise of options granted under the plan. There are a total of 829,207 shares of the Company’s common stock authorized for issuance upon the exercise of incentive stock options granted or authorized for grant under all of the Company’s legacy stock option plans, including the Incentive Stock Option Plan. All executive officers and employees of the Company, and its subsidiaries, are eligible to be considered for stock option grants under the provisions of the Incentive Stock Option Plan. Options are granted to emphasize the importance of improving stock price performance over the long-term and to encourage executive officers and employees to own the Company’s common stock. Options are granted at 100% of the fair market value of the Company’s common stock on the date of grant. In this way, executive officers and employees can be rewarded only if the stock price increases, which will benefit shareholders, directors, executive officers and employees.

There were no stock options granted to the Company’s named executive officers during the fiscal year ended December 31, 2005.

The following table sets forth information regarding option exercises and option values as of the end of the fiscal year ended December 31, 2005.

AGGREGATED OPTION EXERCISES IN FISCAL 2005

AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlining Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable

W. Alex Hall, Jr.	11,118	$127,857	20,092	-0-	$173,115	-0-

Ronald S. Shoemaker	-0-	-0-	-0-	-0-	-0-	-0-

Susan B. Mikels	4,735	$35,620	-0-	2,904	-0-	$17,511

(1)	Includes shares which would have been issued but for the conversion of outstanding stock options to limited stock appreciation rights pursuant to the Company’s 1993 Stock Option Plan.
(2)	Based on the Company’s closing price of $20.49 on the last trading day of 2005.

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

Employment Agreements

Mr. Hall’s Agreement. On January 1, 2003, First Gaston entered into an employment agreement with Mr. Hall as President and Chief Executive Officer. The initial annual base compensation under Mr. Hall’s employment agreement is $176,245. The employment agreement originally terminated on December 31, 2005 unless sooner terminated for “cause” or voluntarily by Mr. Hall. The term of the employment agreement was subsequently extended through June 30, 2006. The employment agreement provides for appropriate fringe benefits of an executive officer. The employment agreement provides for the payment to Mr. Hall of an amount equal to 2.99 times the total amount of his base salary and most recent annual bonus, if any, should there be a “change in control” of First Gaston or the Company followed by a “termination event.” For purposes of the employment agreement, “change in control” is defined as the accumulation of 25% or more of the voting power of First Gaston’s or the Company’s outstanding securities, the power by any person or group to elect or control the election of a majority of the members of the Board of Directors of First Gaston or the Company or the merger of First Gaston or the Company into another entity whereby First Gaston’s or the Company’s then existing shareholders do not beneficially own more than 60% of First Gaston’s or the Company’s outstanding securities after consummation of the transaction, 50% of the assets of First Gaston or the Company are sold to an entity and no longer controlled by First Gaston or the Company or a majority change in incumbent directors of First Gaston or the Company.

The Company is also party to a change of control agreement with Susan B. Mikels. The agreement, which was effective September 6, 2003 and has a term of three (3) years, provides that Ms. Mikels shall be entitled, upon a “change in control” of the Company followed by a “termination event,” to a payment equal to 2.99 times her average annual salary over the previous 12 month period. The definition of “change in control” for purposes of Mr. Mikels’ agreement is substantially identical to that of Mr. Hall’s agreement described above.

Director Compensation

Board Fees. Directors receive $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended, with the exception of committee chairpersons, who receive $750 for each committee meeting chaired. Directors also receive $100 to defer travel expenses when board meetings are held outside of their hometown.

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Dr. Dodgen (Chairperson) and Messrs. Huntley, McKenney, Pruitt and Yale. All members of the Compensation Committee are independent and none of such members are current or former officers or employees of the Registrant or any of its subsidiaries. The Compensation Committee reviews and recommends senior management salaries and benefits to the Board of Directors for approval. The Compensation Committee also reviews and makes recommendations to the Board of Directors regarding matters involving personnel policies and stock option grants. The Compensation Committee met two times in 2005.

Board Compensation Committee Report on Executive Compensation

The Registrant’s Compensation Committee meets on an as needed basis to review the salaries and compensation programs required to attract and retain the Registrant’s executive officers. While the committee makes recommendations to the Board of Directors regarding the compensation of the executive officers, the Board of Directors ultimately determines such compensation. The salary of each of the Registrant’s executive officers is determined based upon the executive officer’s experience, managerial effectiveness, contribution to the Registrant’s overall profitability, maintenance of regulatory compliance standards and professional leadership. The Committee also compares the compensation of the Registrant’s executive officers with compensation paid to executives of similarly situated bank holding companies, other businesses in the Registrant’s market area and appropriate state and national salary data. These factors were considered in establishing the compensation of Mr. Hall during the fiscal year ended December 31, 2005. All executive officers of the Registrant, including Mr. Hall, are eligible to receive discretionary bonuses declared by the Board of Directors. The amount of such bonuses and incentive payments is based upon the Registrant’s budget and the attainment of corporate goals and objectives. Finally, the interests of the Registrant’s executive officers are aligned with that of its shareholders through the use of equity-based compensation, specifically the grant of stock options with exercise prices established at the fair market value of the Registrant’s common stock at the time of grant.

Loretta P. Dodgen, Ed.D.

Robert P. Huntley

H. Ray McKenney, Jr.

Howard L. Pruitt

Carl Yale

Performance Graph

The following graph compares (i) the yearly change in the cumulative total stockholder return on the Registrant’s common stock with (ii) the cumulative return of the Nasdaq Composite Index, and (iii) the Keefe Bruyette & Woods Bank Index. The graph assumes that the value of an investment in the Registrant’s common stock and in each index was $100 on December 31, 2000, and that all dividends were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 5 of this Annual Report on Form 10-K for disclosure of securities authorized for issuance under equity compensation plans of the Registrant.

Beneficial Ownership of Voting Securities

As of January 31, 2006, no shareholder beneficially owned more than 5% of the Registrant’s outstanding common stock to the best knowledge of management.

As of January 31, 2006, the beneficial ownership of the Registrant’s common stock by directors individually, and by directors and executive officers as a group, was as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)
David E. Cline Gastonia, NC	19,009	0.36

Loretta P. Dodgen, Ed.D.(4) Gastonia, NC	8,330	0.16

Jack Ray Ferguson Wilkesboro, NC	221,245	4.18

W. Alex Hall, Jr. Gastonia, NC	44,984	0.85

Hal F. Huffman, Jr. Hickory, NC	42,442	0.80

Robert P. Huntley(5) Hickory, NC	47,755	0.90

H. Ray McKenney, Jr.(7) Gastonia, NC	62,028	1.77

Randy D. Miller Miller’s Creek, NC	67,582	1.28

Howard L. Pruitt Hickory, NC	43,680	0.82

Ronald S. Shoemaker Wilkesboro, NC	73,898	1.40

Carl G. Yale Moravian Falls, NC	2,000	0.04

All Directors and Executive Officers as a group (11 persons)	632,953	11.86

(1)	To the best knowledge of Integrity’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned except the following who share voting rights: Dr. Dodgen - 430 shares; Mr. Ferguson - 219,485 shares; Mr. Huffman - 21,842 shares; Mr. McKenney - 4,983 shares; Mr. Miller - 67,582 shares; and Mr. Shoemaker - 73,898 shares.

(2)	Included are exercisable options to purchase an aggregate of 47,086 shares.
(3)	The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) 5,291,827 shares outstanding as of January 31, 2006, plus (ii) the number of shares capable of being issued to directors and executive officers within 60 days upon the exercise of vested stock options by the individual or the group.
(4)	Includes 414 shares held by Dr. Dodgen’s spouse.
(5)	Includes 9,110 shares held by Mr. Huntley’s spouse.
(6)	Includes 37,984 shares held by Mr. McKenney’s affiliated companies.

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

Item 14 – Principal Accountant Fees and Services

The Registrant has paid Dixon Hughes PLLC fees in connection with professional services rendered in connection with the Registrant’s annual audit and review of the Registrant’s financial statements. From time to time, the Registrant engages Dixon Hughes PLLC to assist in other areas. All services rendered by Dixon Hughes PLLC during 2005 and 2004 were subject to pre-approval by the Audit Committee.

The following table sets forth the fees paid by the Registrant to Dixon Hughes PLLC in various categories during the fiscal years ending December 31, 2005 and 2004.

Category	2005	2004
Audit Fees:	$317,000	$245,000
Audit-Related Fees:	37,200	19,700
Tax Fees	15,300	14,685
All Other Fees:	—	35,500

Total Fees Paid:	$369,500	$314,885

Item 15 – Exhibits and Financial Statement Schedules

(a)	1. Registrant’s consolidated financial statements, including the notes thereto and independent auditors’ report thereon are set forth in the sections captioned “Balance Sheets”, “Statements of Operations”, “Statements of Cash Flows”, “Statements of Stockholders’ Equity”, “Notes to Financial Statements” and “Independent Auditors’ Report” in Item 8 of this Annual Report on Form 10-K

2. No financial statement schedules are included since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto.

3. A list of the exhibits to this Annual Report on Form 10-K is set forth below and on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

Exhibits

3(i)	Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange and Commission, March 25, 1999)

3(ii)	Bylaws of Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, March 25,1999)

10(i)	1996 Incentive Stock Option Plan, approved by shareholders on May 14, 1996 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 23, 2005)

10(ii)	1997 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 22, 1997 (incorporated by reference to the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 25, 1999)

10(iii)	FGB 1999 Incentive Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 21, 2002)

10(iv)	FGB 1999 Nonstatutory Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 21, 2002)

10(v)	FGB Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on August 21, 2002)

10(vi)	1993 Stock Option Plan (incorporated by reference to Community Bancshares, Inc.’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 13, 1998)

10(vii)	Employment Agreement between First Gaston Bank of North Carolina and W. Alex Hall dated January 1, 2003 (incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 31, 2003)

10(viii)	Agreement and Plan of Merger by and between FNB Corp and Integrity Financial Corporation dated September 18, 2005 (incorporated to reference to Exhibit 10.1 of Amendment No. 1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on November 18, 2005)

21	List of Subsidiaries (filed herewith)

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32(i)	Certifications Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY FINANCIAL CORPORATION

Date: March 31, 2006	By:	/s/ W. Alex Hall, Jr.
W. Alex Hall, Jr.
Interim President and Chief Executive Officer

Date: March 31, 2006	By:	/s/ Susan B. Mikels
Susan B. Mikels
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David E. Cline	March 31, 2006
David E. Cline, Director

/s/ Loretta Dodgen, Ph.D	March 31, 2006
Loretta Dodgen, Ph.D, Director

/s/ Jack R Ferguson	March 31, 2006
Jack R. Ferguson, Director

/s/ W. Alex Hall, Jr.	March 31, 2006
W. Alex Hall, Director

/s/ Hal F. Huffman, Jr.	March 31, 2006
Hal F. Huffman, Jr., Director

/s/ Robert P. Huntley	March 31, 2006
Robert P. Huntley, Director

/s/ W. Steve Ikerd	March 31, 2006
W. Steve Ikerd, Director

/s/ H. Ray McKenney, Jr.	March 31, 2006
H. Ray McKenney, Jr., Director

/s/ Randy D. Miller	March 31, 2006
Randy D. Miller, Director

/s/ Howard L. Pruitt	March 31, 2006
Howard L. Pruitt, Director

/s/ Ronald S. Shoemaker	March 31, 2006
Ronald S. Shoemaker, Director

/s/ Carl G. Yale	March 31, 2006
Carl G. Yale, Director